Form 10QSB
period 2003-03-31
FULL CIRCLE PROMOTIONS INC
filed 2003-05-20
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from                 to
                                              ----------------    --------------

Commission File Number: 000-50282

                          Full Circle Promotions, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0986282
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               26446 Woodsrest Lane, San Juan Capistrano, California 92675
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.272.1695
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 19, 2003, there were 3,213,750 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------

                         FULL CIRCLE PROMOTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                                                   March 31, 2003      September 30, 2002
                                                                 ------------------    ------------------
                                                                    (Unaudited)
                                    ASSETS

CURRENT ASSETS -
    cash and cash equivalents                                     $         11,318      $              -
                                                                 ==================    ==================



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES -
    accounts payable and accrued expenses                         $          9,613      $          7,648
                                                                 ------------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Preferred stock, $0.001 par value; 5,000,000 shares
       authorized; no shares issued or outstanding                               -                     -
    Common stock, $0.001 par value; 500,000,000 shares
       authorized; 3,213,750 shares issued and outstanding                   3,214                 3,214
    Additional paid-in capital                                              21,681                18,681
    Deficit accumulated during development stage                           (23,190)              (29,543)
                                                                 ------------------    ------------------

            Total stockholders' equity (deficiency)                          1,705                (7,648)
                                                                 ------------------    ------------------

                                                                  $         11,318      $              -
                                                                 ==================    ==================




The accompanying notes form an integral part of these financial statements.

               FULL CIRCLE PROMOTIONS, INC.
              (A DEVELOPMENT STAGE COMPANY)

           STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                             For the period   For the period
                                                                                              from October    from October
                                            For the three   For the three    For the six        12, 2001         12, 2001
                                             months ended    months ended    months ended    (inception) to   (inception) to
                                            March 31, 2003  March 31, 2002  March 31, 2003   March 31, 2002   March 31, 2003
                                           --------------- --------------- --------------- ------------------ ---------------
                                           --------------- --------------- --------------- ------------------ ---------------

Net revenue                                $        17,850 $           825 $        18,350 $            4,905 $        26,755

Cost of sales                                        7,743               -           7,743                  -           6,830
                                           --------------- --------------- --------------- ------------------ ---------------

Gross profit                                        10,107             825          10,607              4,905          19,925

General and administrative expenses                    289          11,794           4,254             12,545          43,115
                                           --------------- --------------- --------------- ------------------ ---------------

Income (loss) before provision for
    income taxes                                     9,818         (10,969)          6,353             (7,640)        (23,190)

Provision for income taxes                               -               -               -                  -               -
                                           --------------- --------------- --------------- ------------------ ---------------

Net income (loss)                          $         9,818 $       (10,969)$         6,353 $           (7,640)$       (23,190)
                                           --------------- --------------- --------------- ------------------ ---------------

Net income (loss) available to common
    stockholders per common share -
    basic and dilutive:

    Loss per common share -
    basic and dilutive                     $          0.00 $         (0.00)$          0.00 $            (0.00)$         (0.01)
                                           --------------- --------------- --------------- ------------------ ---------------

    Weighted average common shares
      outstanding - basic and dilutive           3,213,750       3,121,375       3,213,750          2,861,086       3,122,397
                                           --------------- --------------- --------------- ------------------ ---------------




The accompanying notes form an integral part of these financial statements.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                Deficit
                                                                                              accumulated
                                                 Common stock                Additional         during                Total
                                         --------------------------------     paid-in         development          stockholders'
                                            Shares            Amount          capital            stage          equity (deficiency)
                                         ---------------  ---------------  --------------   -----------------  --------------------

Balance at October 12, 2001,
   date of incorporation                               -  $             -  $            -   $              -    $                -

Issuance of Founder Shares for
   services at $0.0001 per share
   (October 2001)                              2,520,000            2,520               -                  -                 2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)             693,750              694          13,181                  -                13,875

Non-cash contribution from Officer                     -                -           5,500                  -                 5,500

Net loss from inception to September 30, 2002          -                -               -            (29,543)              (29,543)
                                         ---------------  ---------------   -------------   ----------------   -------------------

Balance at September 30, 2002                  3,213,750            3,214          18,681            (29,543)               (7,648)

Non-cash contribution from Officer (unaudited)         -                -           3,000                  -                 3,000

Net income for the six months ended
   March 31, 2003 (unaudited)                          -                -               -              6,353                 6,353
                                         ---------------  ---------------  --------------   ----------------   -------------------

Balance at March 31, 2003 (unaudited)          3,213,750  $         3,214  $       21,681   $        (23,190)   $            1,705
                                         ===============  ===============  ==============   ================   ===================



The accompanying notes form an integral part of these financial statements.

                           FULL CIRCLE PROMOTIONS, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the period     For the period
                                                                                  from December      from December
                                                                 For the            13,2001            13,2001
                                                             six months ended    (inception) to     (inception) to
                                                              March 31, 2003      March 31, 2002     March 31, 2003
                                                             ----------------  -----------------  -----------------

Cash flows provided by (used for) operating activities:
    Net income (loss)                                        $          6,353  $         (7,640)  $ (23,190)
                                                             ----------------  -----------------  -----------------

    Adjustments to reconcile net income (loss) to net cash
      used for operating activities:
       Non-cash issuance of stock for services                             -              2,520               2,520
       Office expenses contributed by an Officer                       3,000              2,500               8,500

    Increase in liabilities -
       accounts payable and accrued expenses                           1,965                  -               9,613
                                                             ----------------  -----------------  -----------------

           Total adjustments                                           4,965              5,020              20,633
                                                             ----------------  -----------------  -----------------

           Net cash provided by (used for) operating activities       11,318             (2,620)             (2,557)

Cash flows provided by financing activities -
    proceeds from issuance of common stock                                 -             13,875              13,875
                                                             ----------------  -----------------  -----------------

Net increase in cash                                                  11,318             11,255              11,318
Cash, beginning of period                                                  -                  -                   -
                                                             ----------------  -----------------  -----------------

Cash, end of period                                          $        11,318   $         11,255   $          11,318
                                                             ----------------  -----------------  -----------------

Supplemental disclosure of cash flow information:
    Income taxes paid                                        $             -   $              -   $               -
                                                             ================  =================  =================
    Interest paid                                            $             -   $              -   $               -
                                                             ================  =================  =================

Supplemental disclosure of non-cash financing activities:
    In October 2001, the Company issued 2,520,000 shares of its common stock in exchange for services to incorporate the Company. The Founder Shares were valued at par of the Company's common stock totaling $2,520, which represented its fair market value on the date of issuance.

    In January 2002, the Company performed a private placement and issued 693,750 shares of its common stock at $0.02 per share for an aggregate total of $13,875.




The accompanying notes form an integral part of these financial statements.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                      FOR THE PERIOD FROM OCTOBER 12, 2001
 (INCEPTION) TO MARCH 31, 2003 AND 2002, THREE MONTHS ENDED MARCH 31, 2003 AND
                    2002 AND SIX MONTHS ENDED MARCH 31, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Full Circle Promotions, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of March 31, 2003, the Company has produced revenues of $26,755 (unaudited) but will continue to report as a development stage company until significant revenues are produced.

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three and six months ended March 31, 2003 and 2002 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, as filed with the Securities and Exchange Commission on May 7, 2003 for the period from October 12, 2001 (inception) to Septemeber 30, 2002.

         GOING CONCERN:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Management intends to continue to raise additional financing through debt and equity financing or other means and interests that it deems necessary with a view to moving forward and sustaining a prolonged growth in its strategy phases.

                  Management believes these steps will be sufficient to provide the Company with the ability to continue in existence.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                      FOR THE PERIOD FROM OCTOBER 12, 2001
 (INCEPTION) TO MARCH 31, 2003 AND 2002, THREE MONTHS ENDED MARCH 31, 2003 AND
                    2002 AND SIX MONTHS ENDED MARCH 31, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         REVENUE RECOGNITION:

                  The Company provides customers with website development services. The Company recognizes revenues for these services in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, where revenues from multiple software arrangements will be allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the contracts will not be recognized until the entire contract is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenue as each element is completed and accepted by the customer. For contracts that require significant production, modification or customization of software, the Company applies percentage of completion contract accounting in conformity with ARB No. 45 and SOP 81-1. The Company recognizes revenues only when no further contingencies or material performance obligations are warranted, and thereby would have earned the right to receive and retain payments for services performed and billed. Under SFAS No. 7, the factors that must be achieved before the Company no longer reports as a development stage company are either a) planned principal operations have commenced or b) significant revenues have been produced. The Company has produced revenues of $26,755 (unaudited) but will continue to report as a development stage company until significant revenues are produced.

         USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

         COMPREHENSIVE INCOME:

                  For the three months ended March 31, 2003 and 2002, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                      FOR THE PERIOD FROM OCTOBER 12, 2001
 (INCEPTION) TO MARCH 31, 2003 AND 2002, THREE MONTHS ENDED MARCH 31, 2003 AND
                    2002 AND SIX MONTHS ENDED MARCH 31, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         BASIC AND DILUTED INCOME (LOSS) PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2003 and 2002, the Company did not have any equity or debt instruments outstanding that can be converted into common stock (unaudited).

(2)      RELATED-PARTY TRANSACTIONS:

                  An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three and six months ended March 31, 2003 and 2002 was $3,000, $1,500 and $1,500, respectively, and for the three and six months ended March 31, 2002 was $1,500 and $2,500, respectively (unaudited).

(3)      COST OF SALES:

                  The Company had revenues of $17,850 for the three months ended March 31, 2003. The related cost of sales were estimated using a reasonable cost for services performed.

ITEM 2.  PLAN OF OPERATIONS
---------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Registration Statement on Form SB-2/A for the period from our inception on October 12, 2001 to September 30, 2002.

We were incorporated in Nevada on October 12, 2001. We intend to provide clients with website development services. A website helps a company to market themselves to potential customers by giving that company an internet presence. We hope to help companies determine their needs for their own website, and then design and develop websites for those companies. We intend to design these websites so that our clients can attract their desired audience to their website. We hope that the sites we design for our clients will help them market themselves to their customers and generate business. We hope that the websites we design for our clients will be easy for their customers to use, easy to maintain, and use the latest in website features. We anticipate targeting customers who require such website development services, especially smaller firms, startups, and vocational schools.

We are currently offering for sale 1,250,000 shares of our common stock in a direct public offering. Our registration statement on Form SB-2/A was declared effective on May 8, 2003. The purchase price is $0.20 per share. If all of the shares offered are purchased, the proceeds to us will be $250,000. We hope to use the proceeds of this offering to fund our operations. We hope to sell shares in the near future, although we cannot guaranty that we will be able to sell those shares.

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $11,318 as of March 31, 2003. We believe that we have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We may not be able to market our services sufficiently to gain additional clients without funds raised from an external source. As of March 31, 2003, our total liabilities were $9,613, all of which was for accounts payable and accrued expenses. We have a month-to-month contract for internet access provided by Epoch Internet. This cost is $20 per month. We do not have any long term commitments or contingencies.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended March 31, 2003, we generated $17,850 in revenue from our operations. This is in comparison to the three months ended March 31, 2002, where we generated only $825 in revenues. The increase in revenues is due to our increased level of operations during the three months ended March 31, 2003.

OPERATING EXPENSES. For three months ended March 31, 2003, our cost of sales was $7,743, making our gross profit $10,107. We had $289 in general and administrative expenses. This is in comparison to the three months ended March 31, 2002, we had no cost of sales, making our gross profit $825. During the three month period ended March 31, 2002, we had $11,794 in general and administrative expenses, making our net loss $10,969. The increase in our net income is due to the fact that we generated increased revenues from operations during the most recent quarter.

FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002.

RESULTS OF OPERATIONS.

REVENUES. For the six months ended March 31, 2003, we generated $18,350 in revenue from our operations. This is in comparison to period from our inception on October 12, 2001 to March 31, 2002, where we generated $4,905 in revenues. The increase in revenues is due to our increased level of operations during the six months ended March 31, 2003.

OPERATING EXPENSES. For six months ended March 31, 2003, our cost of sales was $7,743, making our gross profit $10,607. Because we had $4,254 in general and administrative expenses, our net profit was $6,353 for the six months ended March 31, 2003. This is in comparison to period from our inception on October 12, 2001 to March 31, 2002, where we had $12,545 in general and administrative expenses, making our net loss $7,640. The increase in our net income is due to the fact that we generated revenues from operations during the most recent period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must increase our current customer base. We hope to use our website to attract more clients so that we can obtain more service contracts, which is currently our only source of revenues.

We are currently offering for sale 1,250,000 shares of our common stock in a direct public offering. Our registration statement on Form SB-2/A was declared effective on May 8, 2003. The purchase price is $0.20 per share. If all of the shares offered are purchased, the proceeds to us will be $250,000. We hope to use the proceeds of this offering to fund our operations. We hope to sell shares in the near future, although we cannot guaranty that we will be able to sell those shares.

We have cash of $11,318 as of March 31, 2003. We believe we have adequate funds to satisfy our working capital requirements for the next twelve months if we sell half of the shares that we are offering. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. We will be required to purchase or lease a server in order to provide web hosting services.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
-------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
-----------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Full Circle Promotions, Inc.,
                                            a Nevada corporation



May 19, 2003                       By:      /s/ Sean Connelly
                                            -----------------------------------
                                            Sean Connelly
                                            Chief Executive Officer, President,
                                            Secretary, Director

CERTIFICATIONS
--------------

I, Sean Connelly, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Full Circle Promotions, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 19, 2003




/s/ Sean Connelly
----------------------
Sean Connelly
Chief Executive Officer

CERTIFICATIONS
--------------

I, Neilan Vancas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Full Circle Promotions, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 19, 2003



/s/ Neilan Vancas
----------------------
Neilan Vancas
Chief Financial Officer