Form 10QSB
period 2003-06-30
FULL CIRCLE PROMOTIONS INC
filed 2003-08-18
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                           ----------------    -----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 18, 2003, there were 3,250,750 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         FULL CIRCLE PROMOTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                                                                      June 30, 2003       September 30, 2002
                                                                    ------------------    ------------------
                                                                       (Unaudited)
                                    ASSETS

Current assets -
    cash                                                            $          17,118     $               -
                                                                    ==================    ==================



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities -
    accounts payable and accrued expenses                           $           9,613     $           7,648
                                                                    ------------------    ------------------

Stockholders' equity (deficiency):
    Preferred stock, $0.001 par value; 5,000,000 shares
       authorized; no shares issued or outstanding                                  -                     -
    Common stock, $0.001 par value; 500,000,000 shares
       authorized; 3,213,750 shares issued and outstanding                      3,214                 3,214
    Additional paid-in capital                                                 42,872                18,681
    Deficit accumulated during development stage                              (38,581)              (29,543)
                                                                    ------------------    ------------------

            Total stockholders' equity (deficiency)                             7,505                (7,648)
                                                                    ------------------    ------------------

                                                                    $          17,118     $               -
                                                                    ==================    ==================

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              For the period   For the period
                                                                                               from October    from October
                                              For the three   For the three   For the nine      12, 2001       12, 2001
                                              months ended    months ended     months ended    (inception)to  (inception)to
                                              June 30, 2003   June 30, 2002    June 30, 2003   June 30, 2002   June 30, 2003
                                              ------------------------------------------------------------------------------
Net revenue                                   $      12,000   $        8,405   $     30,350    $      8,405   $      38,755

Cost of sales                                        11,948            8,630         19,691           8,630          26,521
                                              --------------- --------------- --------------- -------------- ---------------

Gross profit (loss)                                      52             (225)        10,659            (225)         12,234

General and administrative expenses                   7,700           14,441         19,697          14,441          50,815
                                              --------------- --------------- --------------- -------------- ---------------
Loss before provision for
   income taxes                                      (7,648)         (14,666)        (9,038)        (14,666)        (38,581)

Provision for income taxes                                -                -              -               -               -
                                              --------------- --------------- --------------- -------------- ---------------

Net loss                                      $      (7,648)  $      (14,666)  $     (9,038)   $    (14,666)  $     (38,581)
                                              =============== =============== =============== ============== ===============

Net income (loss) available to common
   stockholders per common share -
   basic and dilutive:

   Loss per common share - basic and dilutive $       (0.00)  $        (0.00)  $      (0.00)   $      (0.00)  $       (0.01)
                                              =============== =============== =============== =============== ===============

   Weighted average common shares
     outstanding - basic and dilutive             3,213,750        3,213,750      3,213,750       2,988,944       3,122,149
                                              =============== =============== =============== =============== ===============

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                 Deficit
                                                                                                accumulated      Total
                                                               Common stock        Additional     during     stockholders'
                                                          ------------------------  paid-in     development     equity
                                                            Shares       Amount     capital       stage      (deficiency)
                                                          ------------  ---------- ----------  ------------- --------------
Balance at October 12, 2001,
   date of incorporation                                             -   $       - $        -  $           -  $           -

Issuance of Founder Shares for
   services at $0.0001 per share
   (October 2001)                                            2,520,000       2,520          -              -          2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                           693,750         694     13,181              -         13,875

Non-cash contribution from Officer                                               -      5,500              -          5,500

Net loss from inception to September 30, 2002                                    -          -        (29,543)       (29,543)
                                                          ------------  ---------- ----------  ------------- --------------

Balance at September 30, 2002                                3,213,750       3,214     18,681        (29,543)        (7,648)

Non-cash contribution from Officer for rents (unaudited)             -           -      4,500              -          4,500

Non-cash contribution from Officer for services (unaudited)          -           -     19,691              -         19,691

Net income for the nine months ended
   June 30, 2003 (unaudited)                                         -           -          -         (9,038)        (9,038)
                                                          ------------  ---------- ----------  ------------- --------------

Balance at June 30, 2003 (unaudited)                         3,213,750  $    3,214 $   42,872  $     (38,581) $       7,505
                                                          ============  ========== ==========  ============= ==============

                 FULL CIRCLE PROMOTIONS, INC.
                 (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     For the period from  For the period from
                                                                For the nine months    October 12, 2001     October 12, 2001
                                                                    months ended     (inception)to June   (inception)to June
                                                                   June 30, 2003          30, 2002             30, 2003
                                                                ------------------------------------------------------------

Cash flows provided by (used for) operating activities:
   Net loss                                                     $           (9,038)  $          (14,666)  $         (38,581)
                                                                -------------------  -------------------  ------------------

   Adjustments to reconcile net loss to net cash
     used for operating activities:
      Non-cash issuance of stock for services                                    -                2,520               2,520
      Office expenses contributed by an Officer                              4,500                  800              10,000
      Services contributed by an Officer                                    19,691                    -              19,691

   Increase in liabilities -
      accounts payable and accrued expenses                                  1,965                3,056               9,613
                                                                -------------------  -------------------  ------------------

                Total adjustments                                           26,156                6,376              41,824
                                                                -------------------  -------------------  ------------------

                Net cash provided by (used for) operating activities        17,118               (8,290)              3,243

Cash flows provided by financing activities -
   proceeds from issuance of common stock                                        -               13,875              13,875
                                                                -------------------  -------------------  ------------------

Net increase in cash                                                        17,118                5,585              17,118
Cash, beginning of period                                                        -                    -                   -
                                                                -------------------  -------------------  ------------------

Cash, end of period                                             $           17,118   $            5,585   $          17,118
                                                                ===================  ===================  ==================

Supplemental disclosure of cash flow information:
   Income taxes paid                                            $                -   $                -   $               -
                                                                ===================  ===================  ==================
   Interest paid                                                $                -   $                -   $               -
                                                                ===================  ===================  ==================

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

                     FOR THE NINE MONTHS ENDED JUNE 30, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Full Circle Promotions, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of June 30, 2003, the Company has produced revenues of $30,350 (unaudited) but will continue to report as a development stage company until significant revenues are produced.

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three and nine months ended June 30, 2003 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, as filed with the Securities and Exchange Commission on May 7, 2003 for the period from October 12, 2001 (inception) to September 30, 2002.

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

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                     FOR THE NINE MONTHS ENDED JUNE 30, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

         REVENUE RECOGNITION:

                  The Company provides customers with website development services. The Company recognizes revenues for these services in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, where revenues from multiple software arrangements will be allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. If no such objective evidence exists, revenues from the contracts will not be recognized until the entire contract is completed and accepted by the customer. Once the amount of the revenue for each element is determined, the Company recognizes revenue as each element is completed and accepted by the customer. For contracts that require significant production, modification or customization of software, the Company applies percentage of completion contract accounting in conformity with ARB No. 45 and SOP 81-1. The Company recognizes revenues only when no further contingencies or material performance obligations are warranted, and thereby would have earned the right to receive and retain payments for services performed and billed. Under SFAS No. 7, the factors that must be achieved before the Company no longer reports as a development stage company are either a) planned principal operations have commenced or b) significant revenues have been produced. The Company has produced revenues of $30,350 (unaudited) but will continue to report as a development stage company until significant revenues are produced.

         COMPREHENSIVE INCOME:

                  Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three and nine months ended June 30, 2003 and 2002, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

         BASIC AND DILUTED INCOME (LOSS) PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2003, the Company did not have any equity or debt instruments outstanding that can be converted into common stock (unaudited).

         RECENT ACCOUNTING PRONOUNCEMENTS:

                During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

                During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

(2)      RELATED-PARTY TRANSACTIONS:

         An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $1,500 for the three months ended June 30, 2003 and 2002 and $4,500 and $4,000 for the nine months ended June 30, 2003 and period from October 12, 2001 to June 30, 2002, respectively (unaudited).

(3)      COST OF SALES:

         The Company had revenues of $12,000 for the three months ended June 30, 2003 (unaudited). The related cost of sales were estimated using a reasonable cost for services performed.

(4)      SUBSEQUENT EVENT:

         During August 2003, the Company issued 36,500 shares of its common stock at $0.20 per share for $7,300 (unaudited).

ITEM 2.  PLAN OF OPERATION
--------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

We were incorporated in Nevada on October 12, 2001. We currently provide clients with website development services. A website helps a company to market themselves to potential customers by giving that company an internet presence. We help companies determine their needs for their own website, and then design and develop websites for those companies. We intend to design these websites so that our clients can attract their desired audience to their website. We hope that the sites we design for our clients will help them market themselves to their customers and generate business. The websites we design for our clients are easy for their customers to use, easy to maintain, and use the latest in website features. We currently target customers who require such website development services, especially smaller firms, startups, and vocational schools.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $17,118 as of June 30, 2003. During August 2003, we issued 36,500 shares of our common stock at $0.20 per share for $7,300, pursuant to our registration statement on Form SB-2. We hope to sell more shares in the next few months with this offering. We believe that we have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We may not be able to market our services sufficiently to gain additional clients without funds raised from an external source. As of June 30, 2003, our total liabilities were $9,613, all of which was for accounts payable and accrued expenses. We have a month-to-month contract for internet access provided by Epoch Internet. This cost is $20 per month. We do not have any long term commitments or contingencies.

FOR THE THREE MONTHS ENDED JUNE 30, 2003.
-----------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2003, we generated $12,000 in revenues from our operations. This is in comparison to the three months ended June 30, 2002, where we generated $8,405 in revenues. The increase in revenues is due to our increased level of operations during the three months ended June 30, 2003.

OPERATING EXPENSES. For three months ended June 30, 2003, our cost of sales was $11,948, making our gross profit $52. Because we had $7,700 in general and administrative expenses, our net loss was $7,648 for the three months ended June 30, 2003. This is in comparison to the three months ended June 30, 2002, where we had cost of sales of $8,630 making our gross loss $225. For the three months ended June 30, 2002, we had $14,441 in general and administrative expenses, making our net loss $14,666. The decrease in our net loss is due to the fact that we generated higher revenues from operations during the most recent period.

FOR THE NINE MONTHS ENDED JUNE 30, 2003.
-----------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended June 30, 2003, we generated $30,350 in revenues from our operations. This is in comparison to period from our inception on October 12, 2001 to June 30, 2002, where we generated $8,405 in revenues. The increase in revenues is due to our increased level of operations during the nine months ended June 30, 2003.

OPERATING EXPENSES. For the nine months ended June 30, 2003, our cost of sales was $19,691, making our gross profit $10,659. Because we had $19,697 in general and administrative expenses, our net loss was $9,038 for the nine months ended June 30, 2003. This is in comparison to period from our inception on October 12, 2001 to June 30, 2002, where we had cost of sales of $8,630 making our gross loss $225. For the period from our inception on October 12, 2001 to June 30, 2002, we had $14,441 in general and administrative expenses, making our net loss $14,666. The decrease in our net loss is due to the fact that we generated increased revenues from operations during the most recent period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must increase our current customer base. We hope to use our website to attract more clients so that we can obtain more service contracts, which is currently our only source of revenues. We have cash of $17,118 as of June 30, 2003. During August 2003, we issued 36,500 shares of our common stock at $0.20 per share for $7,300 pursuant to our registration statement on Form SB-2. We believe we have adequate funds to satisfy our working capital requirements for the next twelve months, although we hope to sell more shares of our common stock to fund expanded operations. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
----------------------------

None during the reporting period covered by this report. However, in August 2003, we sold 36,500 shares of our common stock in exchange for $7,300 pursuant to our registration statement on Form SB-2.

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

                                           Full Circle Promotions, Inc.,
                                           a Nevada corporation



August 18, 2003                   By:      /s/ Sean Connelly
                                           -----------------------------------
                                           Sean Connelly
                                           Chief Executive Officer, President,
                                           Secretary, Director

CERTIFICATIONS
---------------

I, Sean Connelly, certify that:

   1 I have reviewed this quarterly report on Form 10-QSB of Full Circle Promotions, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

        (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.




Date: August 18, 2003



/s/ Sean Connelly
----------------------
Sean Connelly
Chief Executive Officer

CERTIFICATIONS
--------------

I, Neilan Vancas, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Full Circle Promotions, Inc.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3   .Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.





Date: August 18, 2003


/s/ Neilan Vancas
----------------------
Neilan Vancas
Chief Financial Officer