Form 10KSB
period 2003-09-30
FULL CIRCLE PROMOTIONS INC
filed 2004-01-13
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2003
                                  ------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934 For the transition period from                 to
                                           ---------------    ------------------

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

                     954 FEATHER PEAK DRIVE, CORONA, CALIFORNIA 92882
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  949.272.1695
                                  ------------
                           (Issuer's Telephone Number)

               26446 Woodsrest Lane, San Juan Capistrano, California 92675
-------------------------------------------------------------------------------
                     (Former Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year. $33,250.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 12, 2004, approximately $75,175.

As of January 12, 2004, there were 3,520,250 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                        ( )    Yes          (X)    No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR BACKGROUND. We were incorporated in Nevada on October 12, 2001.

OUR BUSINESS. We specialize in providing website development services. We intend to offer our services to create and operate websites for future clients, by helping our clients determine what they need a website to do and then creating that site for them. We primarily obtain contracts from small and medium-size businesses to design and deploy their websites for them. We anticipate that we will be able to design websites that will help our clients attract customers from their target audience, and that the websites we design will be easy for our clients' customers to use. The websites that we plan to design for our clients will be a way for our clients to promote their services to their own potential customers. We hope to be able to target potential and future customers who may require such website development services, especially smaller firms, startups, and vocational schools. We hope to be able to provide our future clients with web site design services that use current technologies and are easy to maintain.

CURRENT SERVICES. We currently are able to offer website design and development services. In March 2003, we provided initial web development services to two new customers on a project basis, and without entering into written agreements. Website design and development may include such features as graphics, text, color, typestyle, audio and video. Website design includes deciding what pages will comprise the website, and what those pages will look like. Website design also includes making sure that a website will operate with the features that the client wants, such as text that includes the company's name, a description of its products, services, location and staff. We currently are able to perform the computer programming services that are required to make a website run. These services consist of writing programs that tell the computer hosting the website what pages to display. This computer programming also consists of making each page of a website have certain features, such as the client's logo, contact information, or photographs or video clips of the client's products or services. The person or company typically responsible for assisting in the design and maintenance of a website is called a webmaster. This function is labor intensive and would involve significant human resources and time to service a broad customer base. Designing a website includes programming a computer to display one or more web pages with specific features or functions. Usually, the majority of effort to design a particular website occurs before a website is launched, and then the site only requires minimal upkeep after that. This type of upkeep includes ensuring that contact, ordering or product and pricing information is current, and checking to see if any links to other websites still function properly. In most cases, small companies do not need a fulltime webmaster to service their site. Consequently, webmaster functions are typically performed by specialized companies servicing a number of customers. These customers may also rely upon their webmasters to direct them to suitable hosting or Internet service provider companies. We also hope to offer webmaster services to our targeted client group. We are in the process of seeking additional contracts with new clients.

PLANNED SERVICES. After we are able to obtain adequate server equipment, we hope to begin offering on a resale basis, a range of basic and enhanced web hosting services to businesses wishing to post their website on the Internet. A company with a website can choose to "host" their own website by using their own equipment, such as a server and networked computers to operate the website and using their own personnel to operate the website. However, that requires an investment in the equipment and hiring the personnel to perform that function, which is usually not cost-effective for a small or new business to perform on their own. Resale web hosting is a service such as what we hope to provide, where, once we obtain the equipment necessary to do so, we will provide the server and other equipment, along with the experienced staff to operate the client's website, keeping it current and functioning properly. We do not currently own a server that can perform that function, however, we believe the cost of obtaining an adequate server would be approximately $2,000. We plan to purchase such equipment by June 2004. Companies that resell website hosting services provide the equipment and staff to run the computers necessary to keep websites operating, and, depending on the size and complexity of the web pages involved, a website hosting company can provide service to a number of websites belonging to other companies. Small and start-up businesses often decide to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the website and obtaining enhanced services themselves.

We also hope to provide server co-location services, though we do not yet have the equipment to perform that function. We hope to be able to acquire a server by June 2004. A server is a computer that allows other computers to be networked together, which allows users within a company to share data. A server also allows the networked computers to share a central printer, scanner, or other device. A server also allows a large amount of data to be stored, ensuring that all the networked computers have access to the data, and preventing the need to store data on each individual computer that is networked. Server co-location services involve a customer physically placing their computer hardware, referred to as a server, on our premises. The customer gains access to our Internet support and maintenance services, high-speed Internet connections, security systems and appropriate physical environment for the server, such as static free and air-conditioned. We believe that clients, such as the small size or new businesses that we hope to serve, do not wish to maintain and service their own servers on-site because of the costs involved, which we hope will make our services attractive to them.

OUR WEBSITE. We own the domain name www.fulcircle.com. Our website is not currently operational but is projected to display a description of our services and basic contact information. However, we eventually plan to further develop our website to display samples of our projects and design capabilities. We anticipate completing the development of our website by June 2004, and hope to include links to websites we have designed to give prospective customers an idea of our work. Our website functions through our access to the internet. Our internet access is through Epoch Internet and is provided on a month-to-month basis.

OUR TARGET MARKETS AND MARKETING STRATEGY. We believe that our primary target market will consist of small and medium sized businesses that wish to have a website on the Internet without incurring the costs and time delays involved with developing, maintaining and updating a web presence on their own. We believe that many companies, especially small and start-up businesses can benefit from having their own website. We believe that a website can be used to publicize a company because the Internet has become a popular way for consumers and businesses to shop for goods and services they need. We believe that a website is also useful as a sales tool, since a company can display its products and take orders from customers from a website that is designed with this capability. We believe that websites can help companies, especially those with limited resources, publicize their products or services more cost-effectively and to a wider audience than they could by means of mailings, radio or television advertisements or other traditional or costly means.

Our marketing strategy will be to promote our services and products and attract businesses to our website. Our marketing initiatives include plans for:

     o utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;
     o    establishing links to industry focused websites;
     o advertising by television, radio, banners, affiliated marketing and direct mail; and
     o    presence at industry tradeshows.

We also hope to expand the scope of our eventual Internet presence by registering with major search engines with the goal of placing our website at the top of search results when potential clients search for services such as ours. This typically requires pre-funding with certain search engines. We do not currently operate our website, nor do we have adequate financial resources to conduct this type of search engine registration. Minimal capability search engine registration can be as low as $10 per month, but the more sophisticated services can cost several hundred dollars per month.

GROWTH STRATEGY. Our objective is to become a dominant provider of web hosting and development services. Our strategy is to provide clients with exceptional personal service and high quality web design. Key elements of our strategy include:

     o    increase our relationships with businesses;
     o increase our relationships with third party providers of web products and services;
     o    continue and expand our website;
     o    provide additional services for businesses and consumers; and
     o pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our business development.

COMPETITION. The markets for web hosting and development are very competitive. Our current and potential competitors include:

     o    other web hosting and Internet services companies;
     o    regional and national ISPs;
     o    regional and national telecommunications companies; and
     o    large information technology outsourcing firms.

We believe that most web-hosting competitors fit into two major groupings, each having their own set of competitive strengths and weaknesses. The first grouping, and most obvious of direct competition, are the big telephone and cable companies. We believe that because of their large corporate size, it takes these competitors much longer to develop and incorporate new features into their hosting services and to offer those services at a competitive price without subsidizing the pricing. As a result, we believe that because of our small size, our management hopes that we will be able to pay careful attention to our cost structure and will be able to provide a rapid response to market demand for new features. For these reasons, our management hopes we will be able to effectively compete with larger and more financially secure companies, both in services provided and on price. We believe that our commitment to providing innovative techniques and personal service may not be provided by a large company, which we hope will make us more attractive to small and start-up businesses seeking a website tailored to their needs.

The second major type of competitors is the pure website hosting companies. These companies may have congested network servers and slow Internet connectivity causing delays in website access and upload. This can result in lost customers visiting and exploring a website through abandoned connections. The smaller of these companies the less they are able to scale and respond quickly to their customers' growth requirements and may not be capable of supporting large numbers of new customers. While some of these pure website hosting companies may face these competitive deficiencies, there are a number of website hosting companies that have shown the ability to compete effectively. We hope to compete effectively with this type of competitor because we plan to offer services other than just website hosting, and because we hope that our management will be able to circumvent problems that commonly face these competitors. However, our ability to compete with these companies over time is unproven.

Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer bundled, value-added or additional services not provided by us, and may have greater name recognition. These companies might be willing to sacrifice profitability to capture a greater portion of the market for web hosting or related web hosting activities, or pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives.

OUR INTELLECTUAL PROPERTY. We do not presently own any patents, trademarks, licenses, concessions or royalties. We own the Internet domain name www.fulcircle.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

GOVERNMENT REGULATION. Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities, other than the development of our website. We have not made any expenditure for research and development since our inception. Our website has been developed by our management. We do not anticipate conducting such activities in the near future.

EMPLOYEES. As of January 12, 2004, we have one full time employee. We believe that relations with our employee is good. We are not a party to any collective bargaining agreements. We anticipate entering into employment contracts with Sean Connelly if we generate more significant revenues. Although we do not know the terms of those proposed agreements, we hope to enter into employment agreements with Mr. Connelly with a term of at least one year with compensation contingent on us becoming profitable. We have not yet entered into any such employment contracts with this individual.

FACILITIES. Our executive, administrative and operating offices are located at 954 Feather Peak Drive, Corona, California, 92882. Our president and director, Sean Connelly, is providing us with office space that is valued at a monthly rental rate of $500.

ITEM 2.  DESCRIPTION OF PROPERTY.

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

===================== ========================= =========================
PROPERTY                 SEPTEMBER 30, 2002        SEPTEMBER 30, 2003
--------------------- ------------------------- -------------------------
Cash                              $0                      $23,314
===================== ========================= =========================

OUR FACILITIES. Our executive, administrative and operating office is located at 954 Feather Peak Drive, Corona, California, 92882 and is provided to us, at no charge, by Sean Connelly, our officer and director. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. We do not have a written lease or sublease agreement and Mr. Connelly does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect as occupancy costs the fair market value of that space, which is approximately $500 per month. The office space includes the following: use of the phone, mailing address and computer facilities. That amount has been included in the financial statements as an additional capital contribution by Mr. Connelly.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of January 12, 2004, 3,520,250 shares of our common stock were issued and outstanding held by fifty-two record holders of our common stock.

In May 2003, our registration statement on Form SB-2 was declared effective by the SEC, which registered 1,250,000 shares of our common stock to be offered in a public offering along with 693,750 shares of common stock held by our shareholders. During August 2003, we issued 36,500 shares of our common stock at $0.20 per share for proceeds of $7,300 pursuant to our registration statement on Form SB-2. During December 2003, we issued 270,000 shares of or common stock at $0.20 per share for proceeds of $54,000 pursuant to our registration statement on Form SB-2. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There are 693,750 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

DIVIDENDS. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

USE OF PROCEEDS FROM REGISTERED SECURITIES. Our registration statement on Form SB-2 was declared effective on May 9, 2003. The Commission file number assigned to the registration statement was: 333-100113. The offering commenced on May 22, 2003, and terminated on December 22, 2003 with 306,500 shares sold of the 1,250,000 that were offered. There were no underwriters utilized in conjunction with this offering. The registration statement concerned a public offering of a total of 1,250,000 shares of our common stock, for an aggregate price of $250,000. To date, we have sold a total of 306,500 shares for the aggregate offering proceeds of $61,300.

The amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was $405. There were no underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, or other expenses and total expenses. There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten (10) percent or more of any class of equity securities of the issuer, to affiliates of the issuer nor any direct or indirect payments to others;

The net offering proceeds to us after deducting the total expenses was:
$60,895. The amount of net offering proceeds used for working capital was $60895; there were no temporary investments or any other purposes for which at more than 5% of our total offering proceeds was used, or any other use which represents a material change in the use of proceeds described in the prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
----------------------------------------------------------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
------------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $23,314 and accounts receivable of $29,900 as of September 30, 2003. During August 2003, we issued 36,500 shares of our common stock at $0.20 per share for $7,300, pursuant to our registration statement on Form SB-2. During December 2003, we issued an additional 270,000 shares of our common stock at $0.20 for $54,000, also pursuant to our registration statement on Form SB-2. We believe that we have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We believe we will be able to begin marketing our services sufficiently to gain additional clients without funds raised from an external source, though to expand our operations, we may need additional funds beyond our offering conducted during the last half of 2003. As of September 30, 2003, our total liabilities were $9,178, all of which was for accounts payable and accrued expenses. We have a month-to-month contract for internet access provided by Epoch Internet. This cost is $20 per month. We do not have any long term commitments or contingencies.

Note 1 to our financial statements includes the following language: "[t]he Company has no established source of revenue." This matter raises substantial doubt about the Company's ability to continue as a going concern. If we are not able to pay our operating expenses, we may have to liquidate the company and its assets. Our officer and director has expressed his intent to assist in the payment of our operating expenses as long as he maintains his stock ownership in us. However, our officers and directors are under no obligation to pay our expenses. We have not formulated a plan of liquidation in the event our officers and directors do not pay our expenses.

FOR THE YEAR ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE PERIOD FROM OCTOBER 12, 2001, OUR INCEPTION, THROUGH SEPTEBMER 30, 2002.
-----------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the year ended September 30, 2003, we generated $33,250 in revenue from our operations. These revenues were generated from a contract with our first client and from services performed for subsequent clients. The services we provided for our first client included designing a website for a company that sells fashion accessories by means of their website. The website we designed includes a number of features, including product photographs, product price and ordering, and compiles customer profile data. The site also links to a database we created for the company as part of the same contract. That database is able to contain product and customer data, which the company can use to track its inventory and sales. We anticipate that our source of revenues will be from contracts with other clients for website designing services. Therefore, we will need to engage other clients who wish to have similar website design services performed, because our revenue is based on such service contracts. This is in comparison to the period from October 12, 2001, our date of inception to September 30, 2002, where we generated $8,405 in revenues. The increase in revenues is due to our increased level of operations during the year ended September 30, 2003.

OPERATING EXPENSES. For year ended September 30, 2003, our general and administrative expenses were $44,167 making our net loss $10,917 for the year ended September 30, 2003. This is in comparison to the period from October 12, 2001, our date of inception to September 30, 2002, where we had general and administrative expenses of $37,948, making our net loss $29,543. The decrease in our net loss is due to the fact that we generated higher revenues from operations during the most recent period.

FOR THE PERIOD FROM OCTOBER 12, 2001, OUR DATE OF FORMATION, THROUGH SEPTEMBER 30, 2003.

RESULTS OF OPERATIONS.

REVENUES. For the period from October 12, 2001, our date of formation, through September 30, 2003, we generated $41,655 in revenue from our operations. This is in comparison to period from our inception on October 12, 2001 to September 30, 2002, where we generated $8,405 in revenues.

OPERATING EXPENSES. For the period from October 12, 2001, our date of formation, through September 30, 2003, our general and administrative expenses were $82,115, making our net loss $40,460. Our general and administrative expenses include costs such as telephone, office supplies, internet service, banking and accounting costs. This is in comparison to period from our inception on October 12, 2001 through September 30, 2002, where we had $37,948 in general and administrative expenses, making our net loss $429,543. The decrease in our net loss is due to the fact that we generated increased revenues from operations during the most recent period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must increase our current customer base. We hope to use our website to attract more clients so that we can obtain more service contracts, which is currently our only source of revenues. We have cash of $23,314 as of September 30, 2003. During August 2003, we issued 36,500 shares of our common stock at $0.20 per share for $7,300 pursuant to our registration statement on Form SB-2 and during December 2003, we issued 270,500 shares of our common stock at $0.20 per share for $54,000 pursuant to our registration statement on Form SB-2.

We believe we have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our sole officer and director will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our sole officer and director will pay our expenses is based on the fact that he owns 2,500,000 shares of our common stock, which equals approximately 70% of our outstanding common stock. We believe that our sole officer and director will continue to pay our expenses as long as he maintains his ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We have raised a total of $61,300, which our management believes will enable us to begin promoting our services by means of our website. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate additional revenues.

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

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements required by Item 7 are presented in the following order:




                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2003






                                    CONTENTS

                                                                       Page

Independent Auditors' Report                                            11

Financial Statements:
  Balance Sheet                                                         12
  Statements of Operations                                              13
  Statement of Stockholders' Deficit                                    14
  Statements of Cash Flows                                              15
  Notes to Financial Statements                                       16-21

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Full Circle Promotions, Inc.
San Juan Capistrano, California

We have audited the accompanying balance sheet of Full Circle Promotions, Inc. (a Nevada corporation in the development stage) as of September 30, 2003, and the related statements of operations, stockholders' deficit and cash flows for the year ended September 30, 2003 and for the periods from October 12, 2001 (inception) to September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Full Circle Promotions, Inc. as of September 30, 2003, and the results of its operations and cash flows for the year then ended and for the periods from October 12, 2001 (inception) to September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.

Santa Monica, California
December 10, 2003

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       BALANCE SHEET - SEPTEMBER 30, 2003



                                     ASSETS

CURRENT ASSETS:
    Cash                                                            $    23,314
    Accounts receivable                                                   2,900
                                                                    ------------

                                                                    $    26,214
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES -
    accounts payable and accrued expenses                           $     9,178
                                                                    ------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.001 par value; 50,000,000 shares
      authorized; no shares issued or outstanding                             -
    Common stock, $0.001 par value; 500,000,000 shares
      authorized; 3,250,250 issued and outstanding                        3,251
    Additional paid-in capital                                           54,245
    Deficit accumulated during development stage                        (40,460)
                                                                    ------------

       Total stockholders' deficit                                       17,036
                                                                    ------------

                                                                    $    26,214
                                                                    ============






The accompanying notes form an integral part of these financial statements.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                For the period from
                                                                                  October 12, 2001       For the period from
                                                         For the year ended        (inception) to          October 12, 2001
                                                            September 30,           September 30,           (inception) to
                                                                2003                    2002              September 30, 2003
                                                         --------------------------------------------------------------------
Net revenue                                               $           33,250     $             8,405     $            41,655

General and administrative expenses                                   44,167                  37,948                  82,115
                                                         --------------------   ---------------------   ---------------------

Loss before provision for income taxes                               (10,917)                (29,543)                (40,460)

Provision for income taxes                                                 -                       -                       -
                                                         --------------------   ---------------------   ---------------------

Net loss                                                  $          (10,917)    $           (29,543)    $           (40,460)
                                                         ====================   =====================   =====================


Net loss available to common stockholders per common share - basic and dilutive:

    Loss per common share - basic and dilutive            $            (0.00)    $             (0.01)    $             (0.01)
                                                         ====================   =====================   =====================

    Weighted average common shares
      outstanding - basic and dilutive                             3,219,750               3,053,118               3,137,145
                                                         ====================   =====================   =====================



The accompanying notes form an integral part of these financial statements.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        Deficit
                                                                                                      accumulated      Total
                                                                                          Additional    during      stockholders'
                                                                     Common stock          paid-in    development     equity
                                                                   Shares       Amount     capital       stage       (deficit)
                                                                ------------- ----------  ---------  ------------- --------------
Balance at October 12, 2001,
   date of incorporation                                                    - $        -  $       -  $           -  $           -

Issuance of Founder Shares for
   services at $0.0001 per share (October 2001)                     2,520,000      2,520          -              -          2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                                  693,750        694     13,181              -         13,875

Additional paid-in capital in exchange for office expenses                  -          -      5,500              -          5,500

Net loss from inception to September 30, 2002                               -          -          -        (29,543)       (29,543)
                                                                ------------- ----------  ---------  ------------- --------------

Balance at September 30, 2002                                       3,213,750      3,214     18,681        (29,543)        (7,648)

Additional paid-in capital in exchange for office expenses                  -          -      6,000              -          6,000

Additional paid-in capital in exchange for services from officers           -          -     22,301              -         22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                                    36,500         37      7,263              -          7,300

Net loss for the year ended September 30, 2003                              -          -          -        (10,917)       (10,917)
                                                                ------------- ----------  ---------  ------------- --------------

Balance at September 30, 2003                                       3,250,250 $    3,251  $  54,245  $     (40,460) $      17,036
                                                                ============= ==========  =========  ============= ==============



The accompanying notes form an integral part of these financial statements.

                       FULL CIRCLE PROMOTIONS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS

                                                                                     For the period from
                                                                                      October 12, 2001    For the period from
                                                                 For the year ended    (inception) to      October 12, 2001
                                                                    September 30,       September 30,       (inception) to
                                                                        2003               2002           September 30, 2003
                                                                 ------------------  -----------------    -------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                      $        (10,917)   $       (29,543)     $         (40,460)
                                                                 ------------------  -----------------    -------------------

    Adjustments to reconcile net loss to net cash provided by
      (used for) operating activities:
       Non-cash issuance of common stock for services                            -              2,520                  2,520
       Non-cash additional paid-in-capital in exchange for
         office expenses                                                     6,000              5,500                 11,500
       Non-cash additional paid-in-capital in exchange for
         for services from officers                                         22,301                  -                 22,301

       Increase in assets -
         account receivable                                                 (2,900)                 -                 (2,900)
       Increase in liabilities -
         accounts payable and accrued expenses                               1,530              7,648                  9,178
                                                                 ------------------  -----------------    -------------------
               Total adjustments                                            26,931             15,668                 42,599
                                                                 ------------------  -----------------    -------------------

               Net cash provided by (used for) operating activities         16,014            (13,875)                 2,139

Cash flows provided by financing activities -
    proceeds from issuance of common stock                                   7,300             13,875                 21,175
                                                                 ------------------  -----------------    -------------------

Net increase in cash                                                        23,314                  -                 23,314
Cash, beginning of period                                                        -                  -                      -
                                                                 ------------------  -----------------    -------------------

Cash, end of period                                               $         23,314    $             -      $          23,314
                                                                 ==================  =================    ===================

Supplemental disclosure of cash flow information:
    Income taxes paid                                             $              -    $             -      $               -
                                                                 ==================  =================    ===================
    Interest paid                                                 $              -    $             -      $               -
                                                                 ==================  =================    ===================





The accompanying notes form an integral part of these financial statements.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Full Circle Promotions, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of September 30, 2003, the Company has produced revenues of $41,655 since inception but will continue to report as a developmental stage company until significant revenues are produced.

         GOING CONCERN:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue and, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This matter raises substantial doubt about the Company's ability to continue as a going concern.

                  Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to continue to raise additional financing through debt financing and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

                  Subsequent to September 30, 2003, the Company raised an additional $54,000 through the issuance of 270,000 shares of its common stock.

         USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

         CASH:

                  Equivalents
                  -----------

                  For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         CASH, CONTINUED:

                  CONCENTRATION

                  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

                  Under SFAS No. 7, the factors that must be achieved before the Company no longer reports as a development stage company are either a) planned principal operations have commenced or b) significant revenues have been produced. The Company has produced revenues of $41,655 but will continue to report as a development stage company until significant revenues are produced.

                  The Company had revenues of $33,250 for the year ended September 30, 2003. The related costs of sales of $22,301 was estimated using a reasonable cost for services performed.


         COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. From inception on October 12, 2001 through September 30, 2003, Comprehensive Income consists only of net income and, therefore, a Statement of Comprehensive Income has not been included in the financial statements.

         BASIC AND DILUTED INCOME (LOSS) PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income
                  (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2003, the Company did not have any equity or debt instruments outstanding that can be converted into common stock. Therefore, basic and diluted share amounts are the same.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         PROVISION FOR INCOME TAXES:

                  The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

         STOCK-BASED COMPENSATION:

                The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided. As of September 30, 2003, there are no outstanding stock options.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

                The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates. As of September 30, 2003, there are no outstanding options.

         ADVERTISING COSTS:

                Advertising costs are expensed as incurred. There were no advertising expenses for the year ended September 30, 2003.

         SEGMENT REPORTING:

                Based on the Company's integration and management strategies, the Company operated in a single business segment. For the year ended September 30, 2003, all revenues have been derived from domestic operations.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:


         INTERNAL WEBSITE DEVELOPMENT COSTS:

                Per EITF 00-2, "Accounting for Web Site Development Costs," costs incurred during the planning and operating stages should be expensed as incurred. However, costs incurred in the website application and infrastructure development stage are capitalized and expensed over the period of benefit.

         RECENT ACCOUNTING PRONOUNCEMENTS:

                During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In Decemeber 2003, the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants that file under Regulation SX in period ending after March 15, 2004 and for registrants who file under Regulation SB, in period ending after December 15, 2003. The company does not expect the adoption to have a material impact on the Company's financil position or result of operations.


(2)      STOCKHOLDERS' DEFICIT:

         In August 2003, the Company issued 36,500 shares of its common stock at $0.20 per share for $7,300.

(3)      COMMITMENTS AND CONTINGENCIES:

         The Company uses the services of one provider for Internet access and hosting services, which they plan to resell under their name. The Company has a month-to-month contract for internet access, provided by Epoch Internet. This cost is $20 per month. If the Company's Internet service is interrupted, the ability to offer services and thereby generate revenues might be harmed.

         The Company's provider may experience disruptions of service or have limited capacity, which could disrupt their services. In the event of an extended disruption, the Company might need to replace or supplement these services. Because the Company relies on a third-party Internet service provider for their backbone connections to the Internet, they could face limitations on their ability to serve their subscribers.

(4)      PROVISION FOR INCOME TAXES:

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003




(4)      PROVISION FOR INCOME TAXES, CONTINUED:

         As of September 30, 2003, the Company had a net federal operating loss carryforward of $40,460, expiring in 2023. During the year ended September 30, 2003, the valuation allowance increased by $10,917. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.



A summary is as follows:

         Net operating loss carryforward                  $          40,460
         Effective tax rate                                             34%
                                                          ------------------

         Deferred tax asset                                          13,757
         Valuation allowance                                        (13,757)
                                                          ------------------

         Net deferred tax asset                           $               -
                                                          ==================




(5)      RELATED PARTY TRANSACTIONS:

         An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the year ended September 30, 2003 was $6,000.



(6)      SUBSEQUENT EVENT:

         In December 2003, the Company issued 270,000 shares of its common stock at $0.20 per share for $20,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this annual report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
----------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS. Our directors and principal executive officers are as specified on the following table:


===================== =============== =========================================
NAME                       AGE        POSITION
--------------------- --------------- -----------------------------------------
Sean Connelly               33        President, Secretary and a Director
===================== =============== =========================================

SEAN CONNELLY. Mr. Connelly has been our president, secretary and a director since our inception in October 2001. Mr. Connelly has extensive experience in website design and development. He has been a web solutions consultant for Peregrine Systems, from 2000 to the present. Peregrine Systems is a company that provides computer network services, software design and development and business infrastructure consulting. He also was a sales engineer for Percussion Systems, a software company, from 1998 to 2000. There is no relationship between Peregrine Systems and us, or between Percussion Systems and us. Prior to 1998, Mr. Connelly was a technical director with Foote Cone Belding in 1997, and a webmaster for NQL, Inc. Administration, and E-Procurement. Mr. Connelly has an Associate of Arts degree in Liberal Arts from Cypress College. Mr. Connelly is not an officer or director of any reporting company.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only one member and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2003 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending September 30, 2003. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

===================== ====== =================================== =================================================== ===============
                                     Annual Compensation                       Long Term Compensation

--------------------- ------ ----------------------------------- --------------------------------------------------- ---------------
 Name and Principal    Year   Salary   Bonus     Other Annual                  Awards                    Payouts       All Other
      Position                 ($)      ($)    Compensation ($)                                                       Compensation
--------------------- ------ -------- -------- ----------------- -------------------------------------- ------------ ---------------
                                                                   Restricted          Securities          LTIP
                                                                  Stock Awards         Underlying       Payouts ($)
                                                                       ($)          Options/SARs (#)
--------------------- ------ -------- -------- ----------------- ---------------- --------------------- ------------ ---------------
Sean Connelly -       2002    None     None          None             None                None             None           None
president, secretary
--------------------- ------ -------- -------- ----------------- ---------------- --------------------- ------------ ---------------
                      2003    None     None          None             None                None             None         $2,500 (1)
--------------------- ------ -------- -------- ----------------- ---------------- --------------------- ------------ ---------------
Neilan Vancas -       2002    None     None          None             None                None             None           None
former treasurer
--------------------- ------ -------- -------- ----------------- ---------------- --------------------- ------------ ---------------
                      2003    None     None          None             None                None             None         $2,500 (1)
===================== ====== ======== ======== ================= ================ ===================== ============ ===============
(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of January 12, 2004, our officers have received no compensation for their services provided to us, other than as indicated in the table above.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with Sean Connelly although we do not currently know the terms of that employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 12, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

    TITLE OF       NAME OF BENEFICIAL OWNER     AMOUNT AND NATURE OF    PERCENT OF CLASS
     CLASS                                        BENEFICIAL OWNER
 -------------- ------------------------------- ---------------------- --------------------

 Common Stock   Sean Connelly                   2,500,000 shares,             71.0%
                954 Feather Peak Drive          president,
                Corona, California 92882        secretary, and
                                                director

 Common Stock   All directors and named         2,500,000 shares              71.0%
                executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

RELATED PARTY TRANSACTIONS.

Sean Connelly, our officer and director, currently provides office space to us at no charge. Mr. Connelly does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect as occupancy costs the fair market value of that space, which is approximately $500 per month. That amount has been included in the financial statements as an additional capital contribution by Mr. Connelly.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectuses where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors' consent; and
     o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

(a) Exhibit No.
---------------

3.1       Articles of Incorporation*

3.2       Bylaws*

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on September 26, 2002.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

Form 8-K dated October 20, 2003 with Item (6) reporting the resignation of one of our officers and directors.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the years ended September 30, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $6,000 and $4,000, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES. For the years ended September 30, 2003 and September 30, 2002, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Corona, California, on January 12, 2004.

                                          Full Circle Promotions, Inc.,
                                          a Nevada corporation


                                          /s/ Sean Connelly
                                          ------------------------------------
                                          Sean Connelly
                                          principal executive officer
                                          president, secretary, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Sean Connelly                                   January 12, 2004
         --------------------------------------------
         Sean Connelly
Its:     principal executive officer
         president, secretary, director