Form 10QSB
period 2003-12-31
FULL CIRCLE PROMOTIONS INC
filed 2004-02-23
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                            -------------      --------------

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

           26446 Woodsrest Lane, San Juan Capistrano, California 92675
                 (Former Address of Principal Executive Offices)

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 23, 2004, there were 3,520,250 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEET - DECEMBER 31, 2003
                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                         $       58,160
    Stock subscriptions receivable                                       18,000
                                                                 ---------------

                                                                 $       76,160
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES -
    accounts payable and accrued expenses                        $        5,503
                                                                 ---------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.001 par value; 50,000,000 shares
      authorized; no shares issued or outstanding                             -
    Common stock, $0.001 par value; 500,000,000 shares
      authorized; 3,520,250 issued and outstanding                        3,521
    Additional paid-in capital                                          109,475
    Deficit accumulated during development stage                        (42,339)
                                                                 ---------------

      Total stockholders' deficit                                        70,657
                                                                 ---------------

                                                                 $       76,160
                                                                 ===============

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              For the three                             For the period from
                                                              months ended         For the three          October 12, 2001
                                                               December 31         months ended           (inception) to
                                                                  2003           December 31, 2002       December 31, 2003
                                                           ----------------------------------------------------------------
NET REVENUE                                                 $               -     $             500     $           41,655

GENERAL AND ADMINISTRATIVE EXPENSES                                     1,879                 3,965                 83,994
                                                           -------------------   -------------------   --------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 (1,879)               (3,465)               (42,339)

PROVISION FOR INCOME TAXES                                                  -                     -                      -
                                                           -------------------   -------------------   --------------------

NET LOSS                                                    $          (1,879)    $          (3,465)    $          (42,339)
                                                           ===================   ===================   ====================

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
  PER COMMON SHARE - BASIC AND DILUTIVE:

    Loss per common share - basic and dilutive              $           (0.00)    $           (0.00)    $            (0.01)
                                                           ===================   ===================   ====================

    Weighted average common shares
      outstanding - basic and dilutive                              3,370,576             3,213,750              3,175,899
                                                           ===================   ===================   ====================

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                          Deficit
                                                                                                        accumulated     Total
                                                                      Common stock         Additional     during     stockholders'
                                                                -------------------------   paid-in     development     equity
                                                                   Shares       Amount      capital        stage      (deficit)
                                                                ------------- ----------- ------------  ------------ -------------
Balance at October 12, 2001,
   date of incorporation                                                    - $         - $          -  $          -  $          -

Issuance of Founder Shares for
   services at $0.0001 per share (October 2001)                     2,520,000       2,520            -             -         2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                                  693,750         694       13,181             -        13,875

Additional paid-in capital in exchange for office expenses                  -           -        5,500             -         5,500

Net loss from inception to September 30, 2002                               -           -            -       (29,543)      (29,543)
                                                                ------------- ----------- ------------  ------------ -------------

Balance at September 30, 2002                                       3,213,750       3,214       18,681       (29,543)       (7,648)

Additional paid-in capital in exchange for office expenses (unaudited)      -           -        6,000             -         6,000

Additional paid-in capital in exchange for services from officers           -           -       22,301             -        22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                                    36,500          37        7,263             -         7,300

Net loss for the year ended September 30, 2003                              -           -            -       (10,917)      (10,917)
                                                                ------------- ----------- ------------  ------------ -------------

Balance at September 30, 2003                                       3,250,250       3,251       54,245       (40,460)       17,036

Additional paid-in capital in exchange for office expenses(unaudited)                   -        1,500             -         1,500

Issuance of common stock for cash
   at $0.20 per share (December 2003)(unaudited)                      270,000         270       53,730             -        54,000

Net loss for the three months ended December 31, 2003 (unaudited)           -           -            -        (1,879)       (1,879)
                                                                ------------- ----------- ------------  ------------ -------------

Balance at December 31, 2003                                        3,520,250       3,521 $    109,475  $    (42,339) $     70,657
                                                                ============= =========== ============  ============ =============

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the three                    For the period from
                                                                     months ended     For the three     October 12, 2001
                                                                      December 31     months ended      (inception) to
                                                                         2003       December 31, 2002  December 31, 2003
                                                                   ----------------  ---------------  -----------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                        $       (1,879)   $      (3,465)   $       (42,339)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
      (USED FOR) OPERATING ACTIVITIES:
      Non-cash issuance of common stock for services                             -                -              2,520
      Non-cash additional paid-in-capital in exchange for
        office expenses                                                      1,500            1,500             13,000
      Non-cash additional paid-in-capital in exchange for
        for services from officers                                               -                -             22,301

      (INCREASE) DECREASE IN ASSETS -
         accounts receivable                                                 2,900                -                  -


      INCREASE (DECREASE) IN LIABILITIES -
         accounts payable and accrued expenses                              (3,675)           1,965              5,503
                                                                   ----------------  ---------------  -----------------

               Net cash used for operating activities                       (1,154)               -                985

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
    proceeds from issuance of common stock                                  36,000                -             57,175
                                                                   ----------------  ---------------  -----------------

NET INCREASE IN CASH                                                        34,846                -             58,160
CASH, beginning of period                                                   23,314                -                  -
                                                                   ----------------  ---------------  -----------------

CASH, END OF PERIOD                                                 $       58,160   $            -    $        58,160
                                                                   ================  ===============  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                               $            -   $            -    $             -
                                                                   ================  ===============  =================
    Interest paid                                                   $            -   $            -    $             -
                                                                   ================  ===============  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     In October 2001, the Company issued 2,520,000 shares of its common stock in exchange for services to incorporate the Company. The Founder Shares were valued at the Company's par value of its common stock totaling $2,520, which represented its fair market value on the date of issuance.

     In December 2003, the Company issued 270,000 shares at $0.20 per share for $54,000. However, the Company only received $36,000. Subsequently, the Company received the remaining $18,000 in January 2004.

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003


(1)      Summary of Significant Accounting Policies:

         Nature of Business:

                  Full Circle Promotions, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of December 31, 2003, the Company has produced revenues of $41,655 since inception (unaudited) but will continue to report as a development stage company until significant revenues are produced.

         Interim Financial Statements:

                  The accompanying unaudited financial statements for the three months ended December 31, 2003 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on January 13, 2004 for the year ended September 30, 2003.

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

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003


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

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003



(1)      Summary of Significant Accounting Policies, Continued:


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

                During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003


(1)      Summary of Significant Accounting Policies, Continued:

         Recent Accounting Pronouncements:

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

                In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004, and for registrants who file under Regulation S-B, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations."

                In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

(2)      Stockholders' Equity (unaudited)

                During December 2003, the Company sold 270,000 shares of common stock at $0.20 per share for $54,000, the fair market value of the stock. Of the $54,000 gross proceeds, only $36,000 was received as of December 31, 2003. The remaining $18,000 was received in January 2004 and has been presented as stock subscription receivable in the current asset section of the balance sheet at December 31, 2003.

(3)      Cost of Sales:

                The Company had revenues of $0, $500 and $41,655 for the three months ended December 31, 2003 and 2002 and for the period from October 12, 2001 to December 31, 2003, respectively (unaudited). The related cost of sales were estimated using a reasonable labor cost for services performed.

(4)      Related-Party Transactions:

                An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $1,500, $1,500 and $13,000 for the three months ended December 31, 2003 and 2002 and for the period from October 12, 2001 to December 31, 2003, respectively (unaudited).

ITEM 2.  PLAN OF OPERATION
--------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended December 31, 2003.

We were incorporated in Nevada on October 12, 2001. We provide clients with website development services. We help companies determine their needs for their own website, and then design and develop websites for those companies. We intend to design these websites so that our clients can attract their desired audience to their website. We hope that the sites we design for our clients will help them market themselves to their customers and generate business. We hope that the websites we design for our clients will be easy for their customers to use, easy to maintain, and use the latest in website features. We target customers who require such website development services, especially smaller firms, startups, and vocational schools. We are currently in the process of seeking candidates to augment our management and technical staff who we hope will assist us in implementing our business plan.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $58,160 as of December 31, 2003 and a stock subscription receivable of $18,000, making our total current assets $76,160. During December 2003, we issued 270,000 shares of our common stock at $0.20 per share for $54,000, pursuant to our registration statement on Form SB-2. Of that $54,000, we received $36,000 in December 2003 and the remaining $18,000 in January 2004. We believe that we have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We may not be able to market our services sufficiently to gain additional clients without funds raised from an external source. As of December 31, 2003, our total liabilities were $5,503, all of which was for accounts payable and accrued expenses. We have a month-to-month contract for internet access provided by Epoch Internet. This cost is $20 per month. We do not have any long term commitments or contingencies.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003.
----------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended December 31, 2003, we did not generate any revenues from our operations. This is in comparison to the three months ended December 31, 2002, where we generated $500 in revenues. The decrease in revenues was due to focusing our efforts on refining our business plan rather than conducting operations.

OPERATING EXPENSES. For three months ended December 31, 2003, we had $1,879 in general and administrative expenses, which also represented our net loss for that period. This is in comparison to the three months ended December 31, 2002, we had $3,965 in general and administrative expenses, making our net loss $3,465. The decrease in our net loss is due to the fact that we conducted minimal operations and no sales during the most recent period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must increase our current customer base. We are currently in the process of seeking candidates to augment our management and technical staff who we hope will assist us in implementing our business plan. We hope to use our website to attract more clients so that we can obtain more service contracts, which is currently our only source of revenues. We have cash of $58,160 as of December 31, 2003. During December 2003, we issued 270,500 shares of our common stock at $0.20 per share for $54,000 pursuant to our registration statement on Form SB-2 which was declared effective earlier in 2003. Of the $54,000 raised in December 2003, $36,000 was received that month and the remaining in January 2004. We believe we have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K.

On October 21, 2003, we filed a report on Form 8-K to report that Neilan Vancas resigned as our Chief Financial Officer, Treasurer and one of our directors on October 20, 2003. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. A copy of Mr. Vancas' resignation is filed as Exhibit 17.1 to that Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Full Circle Promotions, Inc.,
                                  a Nevada corporation



February 23, 2004        By:      /s/ Sean Connelly
                                  -----------------------------------
                                  Sean Connelly
                                  Chief Executive Officer, President,
                                  Chief Financial Officer, Secretary, Director