Form 10QSB
period 2004-03-31
FULL CIRCLE PROMOTIONS INC
filed 2004-05-21
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------  -----------

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

                3375 Toopal Drive, Suite 101, Oceanside, CA 92054
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2004, there were 3,520,250 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEET - MARCH 31, 2004
                                   (UNAUDITED)


                                     ASSETS

Current assets -
    cash and cash equivalents                               $            71,701
                                                            ====================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
    accounts payable and accrued expenses                   $             5,545
                                                            --------------------


Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized; no shares issued or outstanding                             -
    Common stock, $0.001 par value; 50,000,000 shares
      authorized; 3,520,250 issued and outstanding                        3,521
    Additional paid-in capital                                          110,975
    Deficit accumulated during development stage                        (48,340)
                                                            --------------------


       Total stockholders' deficit                                       66,156
                                                            --------------------


                                                            $            71,701
                                                            ====================

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   For the period
                                            For the three months                   For the six months            from October 12,
                                              ended March 31,                       ended March 31,               2001 (inception)
                                     ------------------------------------   -----------------------------------  -----------------
                                         2004              2003                    2004            2003          to March 31, 2004
                                     -----------------  -----------------  -----------------  -----------------  -----------------
Net revenue                          $              -   $         17,850   $              -   $         18,350   $         41,655

Cost of sales                                       -              7,743                  -              7,743             22,301
                                     -----------------  -----------------  -----------------  -----------------  -----------------
Gross profit                                        -             10,107                  -             10,607             19,354

General and administrative expenses             6,501                289              7,880              4,254             68,194
                                     -----------------  -----------------  -----------------  -----------------  -----------------
Income (loss) from operations before
     provision for income taxes                (6,501)             9,818             (7,880)             6,353            (48,840)

Provision for income taxes                          -                  -                  -                  -                  -
                                     -----------------  -----------------  -----------------  -----------------  -----------------

Net income (loss)                    $         (6,501)  $          9,818    $        (7,880)  $          6,353   $         (48,840)
                                     =================  =================   ================  =================  ==================


Net loss available to common stockholders per common share - basic and dilutive:

   Loss per common share             $          (0.00)  $           0.00    $          (0.00) $           0.00   $           (0.01)
                                     =================  =================   ================= =================  ===================


   Weighted average common shares
     outstanding - basic and dilutive        3,520,250         3,213,750            3,445,004        3,213,750           3,200,375
                                     =================  =================   =================  ================    ================

                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                            Deficit
                                                                                                          accumulated      Total
                                                                    Common stock             Additional     during     stockholders
                                                              ----------------------------    paid-in     development    equity
                                                                 Shares         Amount        capital       stage       (deficit)
                                                              -------------  -------------  ------------- ------------- -----------
Balance at October 12, 2001,
   date of incorporation                                                 -   $          -   $          -  $          -  $        -

Issuance of Founder Shares for
   services at $0.001 per share (October 2001)                   2,520,000          2,520              -             -       2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                               693,750            694         13,181             -      13,875

Additional paid-in capital in exchange for office expenses               -              -          5,500             -       5,500

Net loss from inception to September 30, 2002                            -              -              -       (29,543)    (29,543)
                                                              -------------  -------------  ------------- ------------- -----------

Balance at September 30, 2002                                    3,213,750          3,214         18,681       (29,543)     (7,648)

Additional paid-in capital in exchange for office expenses               -              -          6,000             -       6,000

Additional paid-in capital in exchange for services from officers        -              -         22,301             -      22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                                 36,500             37          7,263             -       7,300

Net loss for the year ended September 30, 2003                           -              -              -       (10,917)    (10,917)
                                                              -------------  -------------  ------------- ------------- -----------


Balance at September 30, 2003                                    3,250,250          3,251         54,245       (40,460)     17,036

Additional paid-in capital in exchange for
   office expenses (unaudited)                                                           -          3,000             -       3,000

Issuance of common stock for cash
   at $0.20 per share (December 2003) (unaudited)                  270,000            270         53,730             -      54,000

Net loss for the six months ended March 31, 2004 (unaudited)             -              -              -        (7,880)     (7,880)
                                                              -------------  -------------  ------------- ------------  -----------

Balance at March 31, 2004 (unaudited)                             3,520,250  $       3,521  $    110,975  $    (48,340) $    66,156
                                                              =============  =============  ============= ============= ===========


                          FULL CIRCLE PROMOTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      For the three months    For the six months     For the period
                                                                         ended March 31,        ended March 31,    from October 12,
                                                                      -------------------- ----------------------- 2001 (inception)
                                                                         2004      2003       2004       2003      to March 31, 2004
                                                                      ---------- --------- ----------- ----------- ----------------
Cash flows provided by (used for) operating activities:
     Net income (loss)                                                $  (6,501) $  9,818  $   (7,880) $    6,353  $       (48,840)

     Adjustments to reconcile net income (loss) to net cash provided by
       (used for) operating activities:
        Non-cash issuance of common stock for services                        -         -           -           -            2,520
        Non-cash additional paid-in-capital in exchange for
          office expenses                                                 1,500     1,500       3,000       3,000           15,00
        Non-cash additional paid-in-capital in exchange for
          for services from officers                                          -         -           -           -           22,301

        (Increase) decrease in assets -
           accounts receivable                                                -         -       2,900           -                -

        Increase (decrease) in liabilities -
           accounts payable and accrued expenses                            543               (3,633)      1,965            5,545
                                                                      ---------- --------- ----------- ----------- ---------------


                 Net cash provided by (used for) operating activities    (4,459)   11,318      (5,613)     11,318           (3,474)

Cash flows provided by financing activities -
     proceeds from issuance of common stock                              18,000         -      54,000           -          75,175
                                                                      ---------- --------- ----------- ----------- ---------------


Net increase in cash                                                     13,541    11,318      48,387      11,318          71,701
Cash, beginning of period                                                58,160         -      23,314           -               -
                                                                      ---------- --------- ----------- ----------- ---------------


Cash, end of period                                                   $  71,701  $ 11,318  $   71,701  $   11,318  $       71,701
                                                                      ========== ========= =========== =========== ===============


Supplemental disclosure of cash flow information:
     Income taxes paid                                                $       -  $       - $        -  $        -  $            -
                                                                      ========== ========= =========== =========== ===============

     Interest paid                                                    $       -  $       - $        -  $        -  $            -
                                                                      ========== ========= =========== =========== ===============


Supplemental disclosure of non-cash financing activities:

In October 2001, the Company issued 2,520,000 shares of its common stock in exchange for services to incorporate the Company. The Founder Shares were valued at the Company's par value of its common stock totaling $2,520, which represented its fair market value on the date of issuance. In December 2003, the Company issued 270,000 shares at $0.20 per share for $56,000. However, the Company only received $36,000. Subsequently, the Company received the remaining $18,000 in January 2004.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

We were incorporated in Nevada on October 12, 2001. We provide clients with website development services. We help companies determine their needs for their own website, and then design and develop websites for those companies. We intend to design these websites so that our clients can attract their desired audience to their website. We hope that the sites we design for our clients will help them market themselves to their customers and generate business. We hope that the websites we design for our clients will be easy for their customers to use, easy to maintain, and use the latest in website features. We target customers who require such website development services, especially smaller firms and startups.

In April 2004, Reed Fisher was appointed as our president and has been responsible for assisting us with developing our brand and business strategy. Mr. Fisher has years of experience in entrepreneurial business management and we believe that we will benefit from his particular talent for design and technical solutions. We also plan to change our corporate name to Cirracor, Inc., which we hope to use as a branding tool for all of our products and services, including new products that we intend to offer. We feel that the new identity will create a more attractive brand name than our current name. We hope that the contributions of Mr. Fisher and the other changes being implemented will increase our profitability and the total value of the corporation to our investors. We are currently in the process of seeking a chief financial officer and other candidates to augment our management and technical staff who we hope will assist us in implementing our business plan.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $71,701 as of March 31, 2004. During December 2003, we issued 270,000 shares of our common stock at $0.20 per share for $54,000, pursuant to our registration statement on Form SB-2. Of that $54,000, we received $36,000 in December 2003 and the remaining $18,000 in January 2004. We believe that we have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We may not be able to market our services sufficiently to gain additional clients without funds raised from an external source. As of March 31, 2004, our total liabilities were $5,545, all of which was for accounts payable and accrued expenses. We have a month-to-month contract for internet access provided by Epoch Internet. This cost is $20 per month. We do not have any long term commitments or contingencies.

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2004.
-------------------------------------------------

RESULTS OF OPERATIONS.

Revenues. For the three months ended March 31, 2004, we did not generate any revenues from our operations. This is in comparison to the three months ended March 31, 2003, where we generated $17,850 in revenues. During the three months ended March 31, 2003, we also had $7,743 in cost of sales for gross profit of $10,107. The decrease in revenues was due to focusing our efforts on refining our business plan rather than conducting operations.

OPERATING EXPENSES. For three months ended March 31, 2004, we had $6,501 in general and administrative expenses, which also represented our net loss for that period. This is in comparison to the three months ended March 31, 2003, where we had $289 in general and administrative expenses, making our net loss $9,818. The increase in our net loss is due to the fact that we conducted minimal operations and no sales during the most recent period.

FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2004.
-----------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the six months ended March 31, 2004, we did not generate any revenues from our operations. This is in comparison to the six months ended March 31, 2003, where we generated $18,350 in revenues. During the three months ended March 31, 2003, we also had $7,743 in cost of sales for gross profit of $10,607. The decrease in revenues was due to focusing our efforts on refining our business plan rather than conducting operations.

OPERATING EXPENSES. For six months ended March 31, 2004, we had $7,880 in general and administrative expenses, which also represented our net loss for that period. This is in comparison to the six months ended March 31, 2003, we had $4,254 in general and administrative expenses, making our net income $6,353. Our net loss for the current period as compared to net income for the previous period is due to the fact that we conducted minimal operations and no sales during the most recent period.

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

We have cash of $71,701 as of March 31, 2004. During December 2003, we issued 270,500 shares of our common stock at $0.20 per share for $54,000 pursuant to our registration statement on Form SB-2 which was declared effective earlier in 2003. Of the $54,000 raised in December 2003, $36,000 was received that month and the remaining in January 2004. We believe we have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None during the reporting period. However, subsequent to the period covered by this report, our board of directors and majority shareholder approved our name change to Cirracor, Inc., which will be effective upon filing a certificate of amendment to our articles of incorporation with the State of Nevada twenty days after our definitive Information Statement on Schedule 14C is mailed to our shareholders. Our preliminary Information Statement on Schedule 14C was filed on May 5, 2004 with the Securities and Exchange Commission.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K.

None during the reporting period. However, subsequent to this reporting period, on April 7, 2004 we filed a report on Form 8-K containing Item 5, Other Events, regarding the appointment of Reed Fisher as our president and as a director. On the same date, Sean Connelly resigned as our president, though he retains his position as our secretary and on our board of directors. Mr. Fisher's biography is included in that report. Also on April 7, 2004, we changed our address to 3375 Toopal Drive, Suite 101 Oceanside, CA 92054, and our phone number to 760.277.1505.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Full Circle Promotions, Inc.,
                        a Nevada corporation



May 21, 2004            By:      /s/   Reed Fisher
                                 -----------------------------------
                                 Reed Fisher
                                 Chief Executive Officer, President,
                                 Chief Financial Officer, Director