Form 10QSB
period 2004-06-30
Cirracor Inc
filed 2004-08-23
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                          --------------     ------------------

Commission File Number: 000-50282

                                 Cirracor, Inc.
               ("Formerly known as Full Circle Promotions, Inc.")
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                              33-0986282
------                                                              ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


            3375 Toopal Drive, Suite 101, Oceanside, California 92054
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  760.277.1505
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 23, 2004, there were 3,250,750 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET - JUNE 30, 2004
                                   (UNAUDITED)


                                     ASSETS

Current assets -
    cash and cash equivalents                                  $         57,542

Property and equipment, net of
  accumulated depreciation and amortization                               3,882
                                                               -----------------

                                                               $         61,424
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    accounts payable and accrued expenses                      $         13,109
                                                               -----------------

Stockholders' equity:
    Preferred stock, $0.001 par value; 50,000,000 shares
      authorized; no shares issued or outstanding                             -
    Common stock, $0.001 par value; 500,000,000 shares
      authorized; 3,520,250 issued and outstanding                        3,521
    Additional paid-in capital                                          112,475
    Deficit accumulated during development stage                        (67,681)
                                                               -----------------

       Total stockholders' equity                                        48,315
                                                               -----------------

                                                               $         61,424
                                                               =================





The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            For the period
                                             FOR THE THREE MONTHS              FOR THE NINE MONTHS          FROM OCTOBER 12,
                                                 ENDED JUNE 30,                    ENDED JUNE 30,          2001 (INCEPTION)
                                            2004             2003             2004             2003         TO JUNE 30, 2004
                                        --------------   --------------   --------------   --------------   ---------------
Net revenue                             $           -    $      12,000    $           -    $      30,350    $       41,655

Cost of sales                                                   11,948                            19,691            22,301
                                        --------------   --------------   --------------   --------------   ---------------

Gross profit                                        -               52                -           10,659           19,354

General and administrative expenses            19,341            7,700           27,221           19,697            87,035
                                        --------------   --------------   --------------   --------------   ---------------

Loss from operations before
    provision for income taxes                (19,341)          (7,648)         (27,221)          (9,038)          (67,681)

Provision for income taxes                          -                -                -                -                 -
                                        --------------   --------------   --------------   --------------   ---------------

Net loss                                $     (19,341)   $      (7,648)   $     (27,221)   $      (9,038)   $      (67,681)
                                        ==============   ==============   ==============   ==============   ===============


Net loss
  per common share - basic and dilutive:

    Net loss per common share           $       (0.01)   $       (0.00)   $       (0.01)   $       (0.00)   $        (0.02)
                                        ==============   ==============   ==============   ==============   ===============

    Weighted average common shares
      outstanding - basic and dilutive      3,520,250        3,213,750        3,469,995        3,213,750         3,230,018
                                        ==============   ==============   ==============   ==============   ===============



The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED     TOTAL
                                                                                      ADDITIONAL    DURING     STOCKHOLDERS'
                                                                   COMMON STOCK        PAID-IN    DEVELOPMENT    EQUITY
                                                                 SHARES     AMOUNT     CAPITAL       STAGE      (DEFICIT)
                                                               ----------- ---------- ----------- ------------ ------------
Balance at October 12, 2001,
   date of incorporation                                                 - $        - $         -  $         -  $         -

Issuance of Founder Shares for
   services at $0.0001 per share (October 2001)                  2,520,000      2,520           -            -        2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                               693,750        694      13,181            -       13,875

Additional paid-in capital in exchange for office expenses               -          -       5,500            -        5,500

Net loss from inception to September 30, 2002                            -          -           -      (29,543)     (29,543)
                                                               ----------- ---------- ----------- ------------ ------------
Balance at September 30, 2002                                    3,213,750      3,214      18,681      (29,543)      (7,648)

Additional paid-in capital in exchange for office expenses               -          -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers        -          -      22,301            -       22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                                 36,500         37       7,263            -        7,300

Net loss for the year ended September 30, 2003                           -          -           -      (10,917)     (10,917)
                                                               ----------- ---------- ----------- ------------ ------------
Balance at September 30, 2003                                    3,250,250      3,251      54,245      (40,460)      17,036

Additional paid-in capital in exchange for office expenses (unaudited)             -        4,500            -        4,500

Issuance of common stock for cash
   at $0.20 per share (December 2003) (unaudited)                  270,000        270      53,730            -       54,000

Net loss for the nine months ended June 30, 2004 (unaudited)             -          -           -      (27,221)     (27,221)
                                                               ----------- ---------- ----------- ------------ ------------

Balance at June 30, 2004 (unaudited)                             3,520,250 $    3,521 $   112,475  $   (67,681) $    48,315
                                                               =========== ========== =========== ============ ============



The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           FOR THE PERIOD
                                                                                 FOR THE NINE MONTHS       FROM OCTOBER 12,
                                                                                    ENDED JUNE 30,         2001 (INCEPTION)
                                                                                 2004           2003       TO JUNE 30, 2004
                                                                            -------------- --------------  ----------------
Cash flows provided by (used for) operating activities:
   Net loss                                                                 $     (27,221)  $     (9,038)   $      (67,681)

   Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
     Non-cash issuance of common stock for services                                     -              -             2,520
     Non-cash capital contribution of office expenses                               4,500          4,500            16,000
     Non-cash capital contribution of services from officers                            -         19,691            22,301

      Decrease in assets -
       accounts receivable                                                          2,900              -                 -

     Increase (decrease) in liabilities -
       accounts payable and accrued expenses                                        3,931          1,965            13,109
                                                                            -------------- --------------  ----------------

             Net cash provided by (used for) operating activitie                  (15,890)        17,118           (13,751)

Cash flows provided by investing activities -
   payments to acquire property and equipment                                      (3,882)             -            (3,882)

Cash flows provided by financing activities -
   proceeds from issuance of common stock                                          54,000              -            75,175
                                                                            -------------- --------------  ----------------

Net increase in cash                                                               34,228         17,118            57,542
Cash, beginning of period                                                          23,314              -                 -
                                                                            -------------- --------------  ----------------

Cash, end of period                                                         $      57,542  $      17,118   $        57,542
                                                                            ============== ==============  ================

Supplemental disclosure of cash flow information:
   Income taxes paid                                                        $           -  $           -   $             -
                                                                            ============== ==============  ================
   Interest paid                                                            $           -  $           -   $             -
                                                                            ============== ==============  ================

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




The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

           THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE
            PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO JUNE 30, 2004


(1)      Summary of Significant Accounting Policies:

         Nature of Business:

                  On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the "Company"). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services. As of June
                  30, 2004, the Company has produced revenues of $41,655 (unaudited) but will continue to report as a development stage company until significant revenues are produced.


         Interim Financial Statements:

                  The accompanying unaudited financial statements for the three and nine months ended June 30, 2004 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on January 13, 2004 for the period from October 12, 2001 (inception) to September 30, 2003.

         Basis of Presentation:

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

(2)      Related-Party Transactions:

         An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $4,500, $4,500 and $16,000 for the nine months ended June 30, 2004 and 2003 and for the period from October 12, 2001 to June 30, 2004, respectively (unaudited).

(3)      Cost of Sales:

         The Company had revenues of $0, $30,350 and $41,655 for the nine months ended June 30, 2004 and 2003 and for the period from October 12, 2001 to June 30, 2004, respectively (unaudited). The related cost of sales were estimated using a reasonable labor cost for services performed.

ITEM 2.  PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

We were incorporated in Nevada on October 12, 2001. We intend to provide clients with website development services. A website helps a company to market themselves to potential customers by giving that company an internet presence. We hope to help companies determine their needs for their own website, and then design and develop websites for those companies. We intend to design these websites so that our clients can attract their desired audience to their website. We hope that the sites we design for our clients will help them market themselves to their customers and generate business. We hope that the websites we design for our clients will be easy for their customers to use, easy to maintain, and use the latest in website features. We anticipate targeting customers who require such website development services.

In April 2004, Reed Fisher was appointed as our president and one of our directors and has been responsible for assisting us with developing our brand and business strategy. Mr. Fisher has years of experience in entrepreneurial business management and we believe that we will benefit from his particular talent for design and technical solutions. We also changed our corporate name to Cirracor, Inc., which we hope to use as a branding tool for all of our products and services, including new services that we intend to offer, including development of web applications software the runs on the internet, such as database integration and information architecture . We feel that the new identity will create a more attractive brand name than our current name. We hope that the contributions of Mr. Fisher and the other changes being implemented will increase our profitability and the total value of the corporation to our investors. We are currently in the process of seeking a chief financial officer and other candidates to augment our management and technical staff who we hope will assist us in implementing our business plan.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $57,542 as of June 30, 2004. We also have $3,882 represented by property and equipment, net of accumulated depreciation and amortization, making our total assets $61,424. We believe that we have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We may not be able to market our services sufficiently to gain additional clients without funds raised from an external source. As of June 30, 2004, our total liabilities were $13,109, all of which was for accounts payable and accrued expenses. We do not have any long term commitments or contingencies.

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2004, we generated no revenues. This is in comparison to the three months ended June 30, 2003, where we generated $12,000 in revenues. The decrease in revenues is due to our change in management and business focus during the three months ended June 30, 2004.

OPERATING EXPENSES. For three months ended June 30, 2004, we had $19,341 in general and administrative expenses making our net loss $19341. This is in comparison to the three months ended June 30, 2003, where we had cost of sales of $11,948 making our gross profit $52. For the three months ended June 30, 2003, we had $7,700 in general and administrative expenses, making our net loss $7,648. The increase in our net loss is due to the fact that we ceased the sales operations we conducted prior to our change in management and business focus during the most recent period.

FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended June 30, 2004, we generated no revenues from operations. This in comparison to period ended June 30, 2003, were we generated $30,350 in revenues. The decrease in revenues is due to the fact that we changed management and business focus during the quarter ended June 30, 2004.

OPERATING EXPENSES. For the nine months ended June 30, 2004, we had $27,221 in general and administrative expenses, making our net loss $27,221 for this period. This is in comparison to the same period ended June 30, 2003, where we had cost of sales of $22,301 making our gross profit $19,354. The increase in our net loss is due to the fact that we changed management and business focus during the most recent period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must develop a customer base. We hope to use our website to attract clients and generate revenues. We have cash of $57,653 as of June 30, 2004. We believe we have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.



                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 4, 2004, our board of directors and our majority shareholder approved our name change to Cirracor, Inc., which became effective upon filing a certificate of amendment to our articles of incorporation with the State of Nevada on June 9, 2004.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

(b) Reports on Form 8-K

1. On April 7, 2004 we filed a report on Form 8-K containing item 5 describing the appointment of our new president and director, Reed Fisher, and announcing our new address and telephone number.
2. On June 15, 2004 we filed a report on Form 8-K containing Item 5, announcing our name change effective on June 9, 2004, and our new CUSIP number.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cirracor, Inc.,
                                   a Nevada corporation



August 23, 2004                By:  /s/   Reed Fisher
                                   -----------------------------------
                                   Reed Fisher
                                   Chief Executive Officer, President,
                                   Chief Financial Officer, Director