Form 10KSB
period 2004-09-30
Cirracor Inc
filed 2005-01-10
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended  September 30, 2004
                                ------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------     -------------

Commission File Number: 000-50282

                                 Cirracor, Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                33-0986282
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                954 FEATHER PEAK DRIVE, CORONA, CALIFORNIA 92882
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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


State issuer's revenues for its most recent fiscal year. $25,032.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 6, 2005, approximately $204,050.

As of January 6, 2005, there were 3,520,250 shares of the issuer's $.001 par value common stock issued and outstanding.

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

                         ( )   Yes          (X)    No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR BACKGROUND. We were incorporated in Nevada on October 12, 2001.

OUR BUSINESS. We specialize in providing website development services. We intend to offer our services to create and operate websites for future clients, by helping our clients determine what they need a website to do and then creating that site for them. We hope that in the future, we will be able to obtain contracts from small and medium-size businesses to design and deploy their websites for them. We have already completed work on one website for our first client, a company that sells fashion accessories by means of their website. Because we were unable to continue to perform the maintenance on that website required by that client, that client retained a different website contractor to redesign the website and perform those services. That former client has assured us that they do not intend to pursue any legal action against us because of that issue. We have no relationship with that website contractor, and we have discontinued our relationship with that former client. We anticipate that we will be able to design websites that will help our clients attract customers from their target audience, and that the websites we design will be easy for our clients' customers to use. We also hope that the websites that we plan to design for our clients will be a way for our clients to promote their services to their own potential customers. We hope to be able to target potential and future customers who may require such website development services, especially smaller firms, startups, and vocational schools. We hope to be able to provide our future clients with web site design services that use current technologies and are easy to maintain.

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

PLANNED SERVICES. After we are able to obtain adequate server equipment, we hope to begin offering on a resale basis, a range of basic and enhanced web hosting services to businesses wishing to post their website on the Internet. A company with a website can choose to "host" their own website by using their own equipment, such as a server and networked computers to operate the website and using their own personnel to operate the website. However, that requires an investment in the equipment and hiring the personnel to perform that function, which is usually not cost-effective for a small or new business to perform on their own. Resale web hosting is a service such as what we hope to provide, where, once we obtain the equipment necessary to do so, we will provide the server and other equipment, along with the experienced staff to operate the client's website, keeping it current and functioning properly. We do not currently own a server that can perform that function, however, we believe the cost of obtaining an adequate server would be approximately $2,000. We plan to purchase such equipment by June 2005. Companies that resell website hosting services provide the equipment and staff to run the computers necessary to keep websites operating, and, depending on the size and complexity of the web pages involved, a website hosting company can provide service to a number of websites belonging to other companies. Small and start-up businesses often decide to use a web hosting company in order to avoid the financial cost, time and expertise requirements of hosting the website and obtaining enhanced services themselves.

We also hope to provide server co-location services, though we do not yet have the equipment to perform that function. We hope to be able to acquire a server by June 2005. A server is a computer that allows other computers to be networked together, which allows users within a company to share data. A server also allows the networked computers to share a central printer, scanner, or other device. A server also allows a large amount of data to be stored, ensuring that all the networked computers have access to the data, and preventing the need to store data on each individual computer that is networked. Server co-location services involve a customer physically placing their computer hardware, referred to as a server, on our premises. The customer gains access to our Internet support and maintenance services, high-speed Internet connections, security systems and appropriate physical environment for the server, such as static free and air-conditioned. We believe that clients, such as the small size or new businesses that we hope to serve, do not wish to maintain and service their own servers on-site because of the costs involved, which we hope will make our services attractive to them.

OUR WEBSITE. We own the domain name www.cirracor.com. Our website is not currently operational but is projected to display a description of our services and basic contact information. However, we eventually plan to further develop our website to display samples of our projects and design capabilities. We anticipate completing the development of our website by June 2005, and hope to include links to websites we have designed to give prospective customers an idea of our work. Our website functions through our access to the internet. Our internet access is through DirectNIC and is provided on a month-to-month basis.

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

OUR INTELLECTUAL PROPERTY. We do not presently own any patents, trademarks, licenses, concessions or royalties. We own the Internet domain name www.cirracor.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

EMPLOYEES. As of January 6, 2005, we have one full time employee. We believe that relations with our employee are good. We are not a party to any collective bargaining agreements. We anticipate entering into employment contracts with Reed Fisher if we generate more significant revenues. Although we do not know the terms of those proposed agreements, we hope to enter into employment agreements with Mr. Fisher with a term of at least one year with compensation contingent on us becoming profitable. We have not yet entered into any such employment contracts with this individual.

FACILITIES. Our executive, administrative and operating offices are located at 954 Feather Peak Drive, Corona, California, 92882. Our president and director, Reed Fisher, is providing us with office space that is valued at a monthly rental rate of $500.

ITEM 2.  PROPERTIES.
--------------------

DESCRIPTION OF PROPERTY. As of the date specified in the following table, we held the following property:

================= ========================= =========================
PROPERTY            SEPTEMBER 30, 2003        SEPTEMBER 30, 2004
----------------- ------------------------- -------------------------
Cash                       $23,314                   $40,360
----------------- ------------------------- -------------------------
Equipment, net               $0                      $3,680
================= ========================= =========================

OUR FACILITIES. Our executive, administrative and operating office is located at 954 Feather Peak Drive, Corona, California, 92882 and is provided to us, at no charge, by Reed Fisher, our officer and director. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. We do not have a written lease or sublease agreement and Mr. Fisher does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect as occupancy costs the fair market value of that space, which is approximately $500 per month. The office space includes the following: use of the phone, mailing address and computer facilities. That amount has been included in the financial statements as an additional capital contribution by Mr. Fisher.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------------

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

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of January 6, 2005, 3,520,250 shares of our common stock were issued and outstanding held by fifty-two record holders of our common stock.

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

There are 722,270 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $40,360 and property and equipment with a net value of $3,688 as of September 30, 2004. We believe that we have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We believe we will be able to begin marketing our services sufficiently to gain additional clients without funds raised from an external source, though to expand our operations, we may need additional funds beyond our offering conducted during the last half of 2003. As of September 30, 2004, our total liabilities were $4,028, all of which was for accounts payable and accrued expenses. We have a month-to-month contract for internet access provided by DirectNIC. This cost is $15 per month. We do not have any long term commitments or contingencies.

Note 1 to our financial statements includes the following language: "[t]he Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern." If we are not able to pay our operating expenses, we may have to liquidate the company and its assets. Our officers and directors have expressed their intent to assist in the payment of our operating expenses as long as they maintain their stock ownership in us. However, our officers and directors are under no obligation to pay our expenses. We have not formulated a plan of liquidation in the event our officers and directors do not pay our expenses.

FOR THE YEAR ENDED SEPTEMBER 30, 2004.
-------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the year ended September 30, 2004, we generated $25,032 in revenue from our operations. These revenues were generated from website designing services performed for various clients. Our cost of sales was $32,000, making our gross loss $6,968 for the year ended September 30, 2004. We anticipate that our source of revenues will continue to be from contracts with other clients for website designing services. Therefore, we will need to engage other clients who wish to have similar website design services performed, because our revenue is based on such service contracts. This is in comparison to the year ended September 30, 2003, where we generated $33,250 in revenues. The decrease in revenues is due to our decreased level of operations during the year ended September 30, 2004. In comparison, our cost of sales for the year ended September 30, 2003 was $22,301, which made our gross profit $10,949; this is in comparison to our 2004 gross loss, which was due to higher cost of sales

OPERATING EXPENSES. For year ended September 30, 2004, our general and administrative expenses were $57,548 making our net loss $64,516 for the year ended September 30, 2004. This is in comparison to the year ended September 30, 2003, where we had general and administrative expenses of $21,866, making our net loss $10,917. The increase in our net loss is due to the fact that we had higher general and administrative expenses (mainly payroll expenses) during the most recent period.

FOR THE PERIOD FROM OCTOBER 12, 2001, OUR DATE OF FORMATION, THROUGH SEPTEMBER 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. For the period from October 12, 2001, our date of formation, through September 30, 2004, we generated $66,687 in revenue from our operations. This is in comparison to the period from our inception on October 12, 2001 to September 30, 2003, where we generated $41,655 in revenues.

OPERATING EXPENSES. For the period from October 12, 2001, our date of formation, through September 30, 2004, our general and administrative expenses were $117,362, making our net loss $104,976. Our general and administrative expenses include costs such as telephone, office supplies, internet service, banking and accounting costs. This is in comparison to the period from our inception on October 12, 2001 through September 30, 2003, where we had $82,115 in general and administrative expenses, making our net loss $(40,460). The increase in our net loss is due to the fact that we had higher operating expenses during the most recent period.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must increase our current customer base. We hope to use our website to attract more clients so that we can obtain more service contracts, which is currently our only source of revenues. We have cash of $40,360 as of September 30, 2004.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements required by Item 7 are presented in the following order:




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors
Cirracor, Inc. (formerly known as Full Circle Promotions, Inc.)
Corona, California

We have audited the accompanying balance sheet of Cirracor, Inc. (formerly known as Full Circle Promotions, Inc.) (a Nevada corporation in the development stage) as of September 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003 and for the period from October 12, 2001 (inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cirracor, Inc. (formerly known as Full Circle Promotions, Inc.) as of September 30, 2004, and the results of its operations and cash flows for the years ended September 30, 2004 and 2003 and for the period from October 12, 2001 (inception) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Stonefield Josephson, Inc.

Santa Monica, California
November 30, 2004

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET - SEPTEMBER 30, 2004



                                     ASSETS

CURRENT ASSETS -
    cash and cash equivalents                                     $      40,360

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                               3,688
                                                                  -------------

                                                                  $      44,048
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
    accounts payable and accrued expenses                         $       4,028
                                                                  -------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized; no shares issued or outstanding                             -
    Common stock, $0.001 par value; 50,000,000 shares
      authorized; 3,520,250 issued and outstanding                        3,521
    Additional paid-in capital                                          141,475
    Deficit accumulated during development stage                       (104,976)
                                                                  -------------

       Total stockholders' equity                                        40,020
                                                                  -------------

                                                                  $      44,048
                                                                  =============



The accompanying notes form an integral part of these finanical statements.

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                        FOR THE PERIOD
                                                                  FOR THE YEAR ENDED                   FROM OCTOBER 12,
                                                                     SEPTEMBER 30,                    2001 (INCEPTION) TO
                                                            2004                   2003               SEPTEMBER 30, 2004
                                                    ---------------------   --------------------    -----------------------
Net revenue                                         $             25,032    $            33,250     $               66,687

Cost of sales                                                     32,000                 22,301                     54,301
                                                    ---------------------   --------------------    -----------------------

Gross profit (loss)                                               (6,968)                10,949                     12,386

General and administrative expenses                               57,548                 21,866                    117,362
                                                    ---------------------   --------------------    -----------------------

Loss from operations before
     provision for income taxes                                  (64,516)               (10,917)                  (104,976)

Provision for income taxes                                             -                      -                          -
                                                    ---------------------   --------------------    -----------------------

Net loss                                            $            (64,516)   $           (10,917)    $             (104,976)
                                                    =====================   ====================    =======================


Net loss per common share -
basic and dilutive:

     Net loss per common share                      $              (0.02)   $             (0.00)    $                (0.03)
                                                    =====================   ====================    =======================

     Weighted average common shares
       outstanding - basic and dilutive                        3,482,627              3,219,750                  3,254,879
                                                    =====================   ====================    =======================






The accompanying notes form an integral part of these finanical statements.

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                                                      ADDITIONAL    DURING        TOTAL
                                                                   COMMON STOCK        PAID-IN    DEVELOPMENT  STOCKHOLDERS'
                                                                 SHARES     AMOUNT     CAPITAL       STAGE       EQUITY
                                                               ----------- ---------- ----------- ------------ ------------
Balance at October 12, 2001,
   date of incorporation                                                 - $       -  $        -   $        -   $        -

Issuance of Founder Shares for
   services at $0.0001 per share (October 2001)                  2,520,000     2,520           -            -        2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                               693,750       694      13,181            -       13,875

Additional paid-in capital in exchange for office expenses               -         -       5,500            -        5,500

Net loss from inception to September 30, 2002                            -         -           -      (29,543)     (29,543)
                                                               ----------- ---------- ----------- ------------ ------------

Balance at September 30, 2002                                    3,213,750     3,214      18,681      (29,543)      (7,648)

Additional paid-in capital in exchange for office expenses               -         -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers        -         -      22,301            -       22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                                 36,500        37       7,263            -        7,300

Net loss for the year ended September 30, 2003                           -         -           -      (10,917)     (10,917)
                                                               ----------- ---------- ----------- ------------ ------------

Balance at September 30, 2003                                    3,250,250     3,251      54,245      (40,460)      17,036

Additional paid-in capital in exchange for office expenses                         -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers        -         -      27,500            -       27,500

Issuance of common stock for cash
   at $0.20 per share (December 2003)                              270,000       270      53,730            -       54,000

Net loss for the year ended September 30, 2004                           -         -           -      (64,516)     (64,516)
                                                               ----------- ---------- ----------- ------------ ------------

Balance at September 30, 2004                                    3,520,250 $   3,521  $  141,475  $  (104,976)  $   40,020
                                                               =========== ========== =========== ============ ============



The accompanying notes form an integral part of these finanical statements.

                            CIRRACOR, INC.
           (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                       STATEMENTS OF CASH FLOWS
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                               FOR THE PERIOD
                                                                                FOR THE YEAR ENDED            FROM OCTOBER 12,
                                                                                   SEPTEMBER 30,             2001 (INCEPTION) TO
                                                                              2004              2003         SEPTEMBER 30, 2004
                                                                        ----------------- ------------------ ---------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                             $       (64,516) $         (10,917)  $          (104,976)

    Adjustments to reconcile net loss to net cash provided by
      (used for) operating activities:
      Depreciation                                                                   194                  -                   194
      Non-cash issuance of common stock for services                                   -                  -                 2,520
      Non-cash additional paid-in-capital in exchange for
        office expenses                                                            6,000              6,000                17,500
      Non-cash additional paid-in-capital in exchange for
        for services from officers                                                27,500             22,301                49,801

      (Increase) decrease in assets -
         accounts receivable                                                       2,900             (2,900)                    -

      Increase (decrease) in liabilities -
         accounts payable and accrued expenses                                    (5,150)             1,530                 4,028
                                                                        ----------------- ------------------ ---------------------

               Net cash provided by (used for) operating activities              (33,072)            16,014               (30,933)

Cash flows provided by investing activities -
    payments to acquire property and equipment                                    (3,882)                 -                (3,882)

Cash flows provided by financing activities -
    proceeds from issuance of common stock                                        54,000              7,300                75,175
                                                                        ----------------- ------------------ ---------------------

Net increase in cash and cash equivalents                                         17,046             23,314                40,360
Cash and cash equivalents, beginning of year                                      23,314                  -                     -
                                                                        ----------------- ------------------ ---------------------

Cash and cash equivalents, end of year                                  $         40,360  $          23,314   $            40,360
                                                                        ================= ================== =====================

Supplemental disclosure of cash flow information:
    Income taxes paid                                                   $              -  $               -   $                 -
                                                                        ================= ================== =====================
    Interest paid                                                       $              -  $               -   $                 -
                                                                        ================= ================== =====================

Supplemental disclosure of non-cash financing activities:

    In October 2001, the Company issued 2,520,000 shares of its common stock in exchange for services to incorporate the Company. The Founder Shares were valued at the Company's par value of its common stock totaling $2,520, which represented its fair market value on the date of issuance.




The accompanying notes form an integral part of these finanical statements.

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the "Company"). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. Under SFAS No. 7, the factors that must be achieved before the Company no longer reports as a development stage company are either a) planned principal operations have commenced or b) significant revenues have been produced. As of September 30, 2004, the Company has produced revenues of $66,687 but will continue to report as a development stage company until significant revenues are produced.

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

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         CASH:

                  Equivalents
                  -----------
                  For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                  Concentration
                  -------------
                  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         PROPERTY AND EQUIPMENT:

                  Property and equipment are stated at cost. Depreciation and amortization are being provided by use of various methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         COMPREHENSIVE INCOME:

                  For the years ended September 30, 2004 and 2003, and for the period from October 12, 2001 (inception) to September 30, 2004, Comprehensive Income consists only of net income and, therefore, a Statement of Other Comprehensive Income has not been included in the financial statements.

         BASIC AND DILUTED INCOME (LOSS) PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income
                  (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2004, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

                The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments.

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004





(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         STOCK-BASED COMPENSATION:

                The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided. As of September 30, 2004, there were no outstanding stock options.

         ADVERTISING COSTS:

                Advertising costs are expensed as incurred. There were no advertising expenses for the years ended September 30, 2004 and 2003, or for the period from inception on October 12, 2001 to September 30, 2004.


         SEGMENT REPORTING:

                Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended September 30, 2004 and 2003, and for the period from October 12, 2001 (inception) to September 30, 2004, all revenues have been derived from domestic operations.

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

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004




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

                In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force
                (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004.

                In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
                (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004





(2)     PROPERTY AND EQUIPMENT:

         A summary is as follows:

              Computer equipment                            $           3,882

              Less accumulated depreciation                               194
                                                            -----------------

                                                            $           3,688
                                                            =================

         Depreciation expense amounted to $194 and $0 for the year ended September 30, 2004 and 2003 respectively. Depreciation expense amounted to $194 for the period from October 12, 2001 (inception) to September 30, 2004.



(3)     STOCKHOLDERS' EQUITY:

         In October 2001, the Company issued 2,520,000 shares of its common stock in exchange for services performed to incorporate the Company. The founder shares were valued at par of common stock totaling $2,520, which represents the fair market value on the date of issuance.

         In January 2002, the Company performed a private placement and issued 693,750 shares of common stock at $0.02 per share for an aggregate total of $13,875.

         In August 2003, the Company issued 36,500 shares of its common stock at $0.20 per share for $7,300.

         In December 2003, the Company issued 270,000 shares of its common stock at $0.20 per share for $54,000.


(4)      COMMITMENTS AND CONTINGENCIES:

         The Company uses the services of one provider for Internet access and hosting services, which they plan to resell under their name. The Company has a month-to-month contract for internet access, provided by DirectNIC. This cost is $15 per month. If the Company's Internet service is interrupted, the ability to offer services and thereby generate revenues might be harmed.

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

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM OCTOBER 12,
                     2001 (INCEPTION) TO SEPTEMBER 30, 2004




(5)      PROVISION FOR INCOME TAXES:

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

         As of September 30, 2004, the Company had a net federal operating loss carryforward of $104,976, expiring in 2024. During the year ended September 30, 2004, the valuation allowance increased by $21,935. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

         A summary is as follows:

              Net operating loss carryforward                    $     104,976
              Effective tax rate                                            34%
                                                                 --------------

              Deferred tax asset                                        35,692
              Valuation allowance                                      (35,692)
                                                                 --------------

              Net deferred tax asset                             $           -
                                                                 ==============


(6)      RELATED-PARTY TRANSACTIONS:

         An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $6,000, $6,000 and $17,500 for the years ended September 30, 2004 and 2003 and for the period from October 12, 2001 (inception) to September 30, 2004, respectively.

(7)      COST OF SALES:

         The Company had revenues of $25,032, $33,250 and $66,687 for the years ended September 30, 2004 and 2003 and for the period from October 12, 2001 (inception) to September 30, 2004, respectively. The related cost of sales were estimated using a reasonable labor cost for services performed.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS. Our directors and principal executive officers are as specified on the following table:


================ =============== ==============================================
NAME                  AGE        POSITION
---------------- --------------- ----------------------------------------------
Reed Fisher            33        President, Secretary and a Director
================ =============== ==============================================

REED FISHER. Mr. Fisher was appointed as our President and as one of our directors in April 2004. Mr. Fisher has years of experience in entrepreneurial business management and demonstrates a talent for design and technical solutions. From March 2001 to present Mr. Reed was with ATMARKET Inc. as VP Communications. ATMARKET is reforming the automotive aftermarket to bring more business to the automobile dealer showroom. During this time Mr. Fisher oversaw all public communications including web production, sales materials, publicity, graphics and presentations while assuring a professional public image. From February 1999 through March 2001 Mr. Fisher was with Liberate Technologies, Inc., a San Carlos, California company which produces middleware for the interactive TV industry. Mr. Fisher was with Professional Services as an information architect and usability engineer working directly with such clients as Cox Communications, Comcast, Time Warner Cable and other major national cable and satellite companies. Mr. Fisher has enjoyed a career spanning 25 years in advertising, marketing and public relations as an independent contractor working with large and small companies both in the US and Europe. Mr. Fisher received his Bachelor of Arts degree from Brigham Young University in Visual Design in 1970, and has many other certificates in technical fields from University of California and private technical schools. Mr. Fisher has also completed the Sun Java Programmer course and is currently enrolled in an Engineering Technology Certificate Program at University of California online, and is taking Java and C++. Mr. Fisher has also completed University of California Extension courses in HTML and Cold Fusion, and has acquired ASP, OBDC, E-Commerce, JavaScript and software proficiencies in the course of his professional career. Mr. Fisher is not an officer or director of any other reporting company.

SEAN CONNELLY. Mr. Connelly has been our secretary and a director since our inception in October 2001. Mr. Connelly served as our president from our inception until April 2004. Mr. Connelly has extensive experience in website design and development. He has been a web solutions consultant for Peregrine Systems, from 2000 to the present. Peregrine Systems is a company that provides computer network services, software design and development and business infrastructure consulting. He also was a sales engineer for Percussion Systems, a software company, from 1998 to 2000. There is no relationship between Peregrine Systems and us, or between Percussion Systems and us. Prior to 1998, Mr. Connelly was a technical director with Foote Cone Belding in 1997, and a webmaster for NQL, Inc. Administration, and E-Procurement. Mr. Connelly has an Associate of Arts degree in Liberal Arts from Cypress College. Mr. Connelly is not an officer or director of any reporting company.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only two members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2004 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending September 30, 2004. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=================== ===== =================================== =================================================== ================
                                  ANNUAL COMPENSATION                       LONG TERM COMPENSATION
NAME AND PRINCIPAL   YEAR  SALARY   BONUS       OTHER ANNUAL                  AWARDS                    PAYOUTS       ALL OTHER
     POSITION              ($)      ($)     COMPENSATION ($)                                                         COMPENSATION
------------------- ----- -------- -------- ----------------- -------------------------------------- ------------ ----------------
                                                                RESTRICTED         SECURITIES           LTIP
                                                               STOCK AWARDS        UNDERLYING        PAYOUTS ($)
                                                                   ($)          OPTIONS/SARS (#)
------------------- ----- -------- -------- ----------------- --------------- ---------------------- ------------ ----------------
Sean Connelly -     2003   None     None           None            None               None              None            None
secretary
------------------- ----- -------- -------- ----------------- --------------- ---------------------- ------------ ----------------
                    2004   None     None           None            None               None              None         $2,500 (1)
------------------- ----- -------- -------- ----------------- --------------- ---------------------- ------------ ----------------
Neilan Vancas -     2003   None     None           None            None               None              None            None
former treasurer
------------------- ----- -------- -------- ----------------- --------------- ---------------------- ------------ ----------------
                    2004   None     None           None            None               None              None         $2,500 (1)
------------------- ----- -------- -------- ----------------- --------------- ---------------------- ------------ ----------------
Reed Fisher -       2004  $30,450   None           None            None               None              None            None
president
=================== ===== ======== ======== ================= =============== ====================== ============ ================
(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of January 6, 2005, our officers have received no compensation for their services provided to us, other than as indicated in the table above.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with Reed Fisher although we do not currently know the terms of that employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 6, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

  TITLE OF    NAME OF BENEFICIAL OWNER    AMOUNT AND NATURE OF  PERCENT OF CLASS
    CLASS                                 BENEFICIAL OWNER
------------- --------------------------  --------------------  ---------------

Common Stock  Sean Connelly               2,500,000 shares,           71.0%
              954 Feather Peak Drive      secretary and
              Corona, California 92882    director
              Reed Fisher                 no shares                   0.0%
              954 Feather Peak Drive      president and
              Corona, California 92882    director

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

RELATED PARTY TRANSACTIONS.

Reed Fisher, our officer and director, currently provides office space to us at no charge. Mr. Fisher does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect as occupancy costs the fair market value of that space, which is approximately $500 per month. That amount has been included in the financial statements as an additional capital contribution by Mr. Fisher.

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

ITEM 13.  EXHIBITS
-------------------

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended September 30, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $4,000 and $3,800, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES. For the fiscal years ended September 30, 2004 and September 30, 2003, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Corona, California, on January 6, 2005.

                                         Cirracor, Inc.,
                                         a Nevada corporation



                                         /s/ Reed Fisher
                                         -------------------------------------
                                         Reed Fisher
                                         principal executive officer
                                         president, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Reed Fisher                                      January 6, 2005
         --------------------------------------------
         Reed Fisher
Its:     principal executive officer
         president, director