Form 10KSB/A
period 2004-09-30
Cirracor Inc
filed 2005-01-11
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB



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


              3375 Toopal Dr., Suite 101 Oceanside, California 92054
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

FACILITIES. Our executive, administrative and operating offices are located at 3375 Toopal Dr., Suite 101 Oceanside, California 92054. Our president and director, Reed Fisher, is providing us with office space that is valued at a monthly rental rate of $500.


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
================= ========================= =========================


OUR FACILITIES. Our executive, administrative and operating office is located at 3375 Toopal Dr., Suite 101 Oceanside, California 92054 and is provided to us, at no charge, by Reed Fisher, our officer and director. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. We do not have a written lease or sublease agreement and Mr. Fisher does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect as occupancy costs the fair market value of that space, which is approximately $500 per month. The office space includes the following: use of the phone, mailing address and computer facilities. That amount has been included in the financial statements as an additional capital contribution by Mr. Fisher.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements required by Item 7 are presented in the following order:




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM






Board of Directors
Cirracor, Inc. (formerly known as Full Circle Promotions, Inc.)
Oceanside, California


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

                                 CIRRACOR, INC.
                (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                       FOR THE PERIOD
                                                                  FOR THE YEAR ENDED                  FROM OCTOBER 12,
                                                                     SEPTEMBER 30,                   2001 (INCEPTION) TO
                                                            2004                   2003              SEPTEMBER 30, 2004
                                                    ---------------------   --------------------    ---------------------
Net revenue                                         $             25,032    $            33,250     $             66,687

Cost of sales                                                     32,000                 22,301                   54,301
                                                    ---------------------   --------------------    ---------------------

Gross profit (loss)                                               (6,968)                10,949                   12,386

General and administrative expenses                               57,548                 21,866                  117,362
                                                    ---------------------   --------------------    ---------------------

Loss from operations before
     provision for income taxes                                  (64,516)               (10,917)                (104,976)

Provision for income taxes                                             -                      -                        -
                                                    ---------------------   --------------------    ---------------------

Net loss                                            $            (64,516)   $           (10,917)    $           (104,976)
                                                    =====================   ====================    =====================


Net loss per common share -
basic and dilutive:

     Net loss per common share                      $              (0.02)   $             (0.00)    $              (0.03)
                                                    =====================   ====================    =====================

     Weighted average common shares
       outstanding - basic and dilutive                        3,482,627              3,219,750                  3,254,879
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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS. Our directors and principal executive officers are as specified on the following table:


================ =============== ==============================================
NAME                  AGE        POSITION
---------------- --------------- ----------------------------------------------
Reed Fisher            59        President and a Director
Sean Connelly          38        Secretary and a Director
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

  TITLE OF    NAME OF BENEFICIAL OWNER    AMOUNT AND NATURE OF  PERCENT OF CLASS
    CLASS                                 BENEFICIAL OWNER
------------- --------------------------  --------------------  ---------------

Common Stock  Sean Connelly                 2,500,000 shares,           71.0%
              3375 Toopal Dr., Suite 101     secretary and
              Oceanside, California 92054      director

              Reed Fisher                       no shares                0.0%
              3375 Toopal Dr., Suite 101      president and
              Oceanside, California 92054       director

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

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Oceanside, California, on January 10, 2005.


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


By:      /s/ Reed Fisher                                      January 10, 2005
         --------------------------------------------
         Reed Fisher
Its:     principal executive officer
         president, director