Form 10QSB
period 2004-12-31
Cirracor Inc
filed 2005-02-22
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004


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


                3375 Toopal Drive, Suite 101, Oceanside, California 92054
--------------------------------------------------------------------------------
                         (Address of principal executive offices)


                                  760.277.1505
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 21, 2005, there were 3,250,750 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET - DECEMBER 31, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $       25,499
    Accounts receivable                                                   5,020
                                                                 ---------------

       Total current assets                                              30,519

PROPERTY AND EQUIPMENT, NET                                               3,494
                                                                 ---------------

                                                                 $       34,013
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
    accounts payable and accrued expenses                        $        6,575
                                                                 ---------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value; 50,000,000 shares
      authorized; no shares issued or outstanding                             -
    Common stock, $0.001 par value; 500,000,000 shares
      authorized; 3,520,250 issued and outstanding                        3,521
    Additional paid-in capital                                          144,055
    Deficit accumulated during development stage                       (120,138)
                                                                 ---------------

       TOTAL STOCKHOLDERS' EQUITY                                        27,438
                                                                 ---------------

                                                                 $       34,013
                                                                 ===============

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    For the period
                                                    For the three months                           from October 12,
                                                     ended December 31,                            2001 (inception)
                                                          2004                   2003            to December 31, 2004
                                                   --------------------   -------------------   ----------------------
NET REVENUE                                        $             5,020    $                -    $               71,707

COST OF SALES                                                    1,080                     -                    55,381
                                                   --------------------   -------------------   ----------------------

GROSS PROFIT                                                     3,940                     -                    16,326

GENERAL AND ADMINISTRATIVE EXPENSES                             19,102                 1,879                   136,464
                                                   --------------------   -------------------   ----------------------

LOSS FROM OPERATIONS BEFORE
     PROVISION FOR INCOME TAXES                                (15,162)               (1,879)                 (120,138)

PROVISION FOR INCOME TAXES                                           -                     -                         -
                                                   --------------------   -------------------   ----------------------

NET LOSS                                           $           (15,162)   $           (1,879)   $             (120,138)
                                                   ====================   ===================   ======================


NET LOSS PER COMMON SHARE -
BASIC AND DILUTIVE:

     Net loss per common share                     $             (0.00)   $            (0.00)   $                (0.04)
                                                   ====================   ===================   ======================

     Weighted average common shares
       outstanding - basic and dilutive                      3,275,818             3,520,250                 3,275,818
                                                   ====================   ===================   ======================

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                          accumulated     Total
                                                                                              Additional    during     stockholders'
                                                                           Common stock        paid-in    development    equity
                                                                        Shares      Amount     capital       stage      (deficit)
                                                                      ----------- ----------- ----------- ------------ ------------
Balance at October 12, 2001,
   date of incorporation                                                        - $        -  $        -  $         -  $         -

Issuance of Founder Shares for
   services at $0.0001 per share (October 2001)                         2,520,000      2,520           -            -        2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                                      693,750        694      13,181            -       13,875

Additional paid-in capital in exchange for office expenses                                --       5,500            -        5,500

Net loss from inception to September 30, 2002                                             --           -      (29,543)     (29,543)
                                                                      ----------- ----------- ----------- ------------ ------------

Balance at September 30, 2002                                           3,213,750      3,214      18,681      (29,543)      (7,648)

Additional paid-in capital in exchange for office expenses                      -          -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers               -          -      22,301            -       22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                                        36,500         37       7,263            -        7,300

Net loss for the year ended September 30, 2003                                  -          -           -      (10,917)     (10,917)
                                                                      ----------- ----------- ----------- ------------ ------------

Balance at September 30, 2003                                           3,250,250      3,251      54,245      (40,460)      17,036

Additional paid-in capital in exchange for office expenses                                 -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers               -          -      27,500            -       27,500

Issuance of common stock for cash
   at $0.20 per share (December 2003)                                     270,000        270      53,730            -       54,000

Net loss for the year ended September 30, 2004                                  -          -           -      (64,516)     (64,516)
                                                                      ----------- ----------- ----------- ------------ ------------

Balance at September 30, 2004                                           3,520,250      3,521     141,475     (104,976)      40,020

Additional paid-in capital in exchange for office expenses (unaudited)                             1,500                     1,500

Additional paid-in capital in exchange for services from officers
(unaudited)                                                                                        1,080                     1,080

Net loss for the three months ended December 31, 2004 (unaudited)                                             (15,162)     (15,162)

                                                                      ----------- ----------- ----------- ------------ ------------
Balance at December 31, 2004 (unaudited)                                3,520,250 $    3,521  $  144,055  $  (120,138) $    27,438
                                                                      =========== =========== =========== ============ ============

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 For the period
                                                                               For the three months             from October 12,
                                                                                ended December 31,              2001 (inception)
                                                                              2004              2003          to December 31, 2004
                                                                        ----------------- ------------------ -----------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                            $        (15,162)  $        (1,879)  $             (120,138)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
      (USED FOR) OPERATING ACTIVITIES:
      Depreciation                                                                   194                  -                     388
      Non-cash issuance of common stock for services                                   -                  -                   2,520
      Non-cash additional paid-in-capital in exchange for
        office expenses                                                            1,500              1,500                  19,000
      Non-cash additional paid-in-capital in exchange for
        for services from officers                                                 1,080                  -                  50,881

      (INCREASE) DECREASE IN ASSETS -
         accounts receivable                                                      (5,020)             2,900                  (5,020)

      INCREASE (DECREASE) IN LIABILITIES -
         accounts payable and accrued expenses                                     2,547             (3,675)                  6,575
                                                                        ----------------- ------------------ -----------------------

               Net cash used for operating activities                            (14,861)            (1,154)                (45,794)

CASH FLOWS USED FOR INVESTING ACTIVITIES -
    payments to acquire property and equipment                                         -                  -                  (3,882)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
    proceeds from issuance of common stock                                             -             36,000                  75,175
                                                                        ----------------- ------------------ -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (14,861)            34,846                  25,499
CASH AND CASH EQUIVALENTS, beginning of period                                    40,360             23,314                       -
                                                                        ----------------- ------------------ -----------------------

CASH AND CASH EQUIVALENTS, End of period                                $         25,499  $          58,160  $               25,499
                                                                        ================= ================== =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                                   $              -  $               -  $                    -
                                                                        ================= ================== =======================
    Interest paid                                                       $              -  $               -  $                    -
                                                                        ================= ================== =======================

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

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

              THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND THE PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO DECEMBER 31, 2004


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the "Company"). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of December 31, 2004, the Company has produced revenues of $71,707 (unaudited) but will continue to report as a development stage company until significant revenues are produced.

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three months ended December 31, 2004 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on January 6, 2005 for the period from October 12, 2001 (inception) to September 30, 2004.

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

                  COMPREHENSIVE INCOME:

                  For the three months ended December 31, 2004 and 2003, and period from October 12, 2001 (inception) to December 31, 2004, Comprehensive Income consists only of net income and, therefore, a Statement of Other Comprehensive Income has not been included in the financial statements.


(2)      RELATED-PARTY TRANSACTIONS:

         An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis and also for certain services to the Company, which was recorded as a contribution to capital. Total office expense amounted to $1,500, $1,500 and $19,000 for the three months ended December 31, 2004 and 2003 and for the period from October 12, 2001 to December 31, 2004, respectively (unaudited).

(3)      COST OF SALES:

         The Company had revenues of $5,020, $0 and $71,707 for the three months ended December 31, 2004 and 2003 and for the period from October 12, 2001 to December 31, 2004, respectively (unaudited). The related cost of sales were estimated using a reasonable labor cost for services performed.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended December 31, 2004.

We were incorporated in Nevada on October 12, 2001. We design and build web sites and web applications. Our competencies include User Experience Engineering, UI Design, Database Design and Engineering, Application Documentation, Information Architecture, .NET, Java, C++, C#, and scripting languages, HTML, XHTML, CSS, XML, XSL, Cold Fusion, PHP, .ASP, Graphic Design, Marketing, Advertising, and Publicity. We provide a full suite of web and web application strategy and development services to enterprises of varying sizes. We hope to be a single source of web services for businesses by providing custom graphics, advanced technical designs and detailed site maintenance services. We believe we have successfully developed many high-profile corporate web projects since our new management joined us in April 2004.

We have developed numerous web applications including: on-line ordering & shipment tracking; customer service; document library management; membership management; database access; sales force automation; online customized product configuration; partner & channel management; employee self-service; and custom applications. We also develop corporate intranet systems that offer these features: document management; address book/contacts; company news and events; calendar; memos and surveys. Our website at www.cirracor.com displays sample projects.

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $25,499 as of December 31, 2004. We also have $5,020 in accounts receivable, and $3,494 net value of property and equipment, making our total assets $34,013. We believe that we do not have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We may not be able to market our services sufficiently to gain additional clients without funds raised from an external source. As of December 31, 2004, our total liabilities were $6,575, all of which was for accounts payable and accrued expenses. We do not have any long term commitments or contingencies.

FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2004.
----------------------------------------------------
RESULTS OF OPERATIONS.

REVENUES. For the three months ended December 31, 2004, we generated $5,020 in net revenues. This is in comparison to the three months ended December 31, 2003, where we generated no revenues. The increase in revenues is due to our change in management and business focus which occurred in 2004. From our inception on October 12, 2001 through December 31, 2004, we generated $71,707 in revenue.

OPERATING EXPENSES. For three months ended December 31, 2004, we had $1,080 in cost of sales, making our gross profit $3,940 for the three months ended December 31, 2004. We also had $19,102 in general and administrative expenses making our net loss $15,162. This is in comparison to the three months ended December 31, 2003, where we had no cost of sales or gross profit. For the three months ended December 31, 2003, we had $1,879 in general and administrative expenses, which also equaled our net loss. The increase in our net loss is due to the fact that, although we generated revenue, our costs of sales and general and administrative expenses increased during the most recent period. The increase in our general and administrative expenses was primarily due to the fact that we began paying our officer a salary.

From our inception on October 12, 2001 through December 31, 2004, we have $55,381 in costs of sales and $16,326 in gross profit. We also had $136,464 in general and administrative expense and a net loss of $120,138 for the period from our inception on October 12, 2001 through December 31, 2004.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must develop a customer base. We hope to use our website to attract clients and generate revenues. We have cash of $25,499 as of December 31, 2004. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We need to raise additional capital to continue our operations. We intend to apply for quotation on the Over-the-Counter Bulletin Board, which we hope will give us access to additional capital which we will be able to use to expand our operations. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

We are not currently conducting any research and development activities since the completion of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. We will be required to purchase or lease a server in order to provide web hosting services.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.



                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Cirracor, Inc.,
                                      a Nevada corporation



February 21, 2005                    By: /s/ Reed Fisher
                                         -----------------------------------
                                         Reed Fisher
                                         Chief Executive Officer, President,
                                         Chief Financial Officer, Director