Form 10QSB
period 2005-03-31
Cirracor Inc
filed 2005-05-23
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
     For the transition period from                  to
                                    -----------------  --------------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 19, 2005, there were 3,250,250 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


INSERT FINANCIAL STATEMENTS
---------------------------

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEET - MARCH 31, 2005
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS -
    Cash and cash equivalents                                $           2,784
                                                             -----------------

         Total current assets                                            2,784

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization                            3,300
                                                             -----------------

                                                             $           6,084
                                                             =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
    Accounts payable and accrued expenses                    $           7,607
                                                             -----------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $0.001 par value; 50,000,000 shares
      authorized; no shares issued or outstanding                            -
    Common stock, $0.001 par value; 500,000,000 shares
      authorized; 3,520,250 issued and outstanding                       3,521
    Additional paid-in capital                                         147,662
    Deficit accumulated during development stage                      (152,706)
                                                             -----------------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (1,523)
                                                             -----------------

                                                             $           6,084
                                                             =================




  The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            FOR THE THREE MONTHS               FOR THE SIX MONTHS          FOR THE PERIOD
                                              ENDED MARCH 31,                    ENDED MARCH 31,           FROM OCTOBER 12,
                                      -------------------------------- ---------------------------------   2001 (INCEPTION)
                                          2005             2004             2005              2004         TO MARCH 31, 2005
                                      --------------  ---------------- ----------------  ---------------  -----------------
NET REVENUE                           $       2,370                 -  $         7,390   $            -   $         74,077

COST OF SALES                                 2,107                 -            3,187                -             57,488
                                      --------------  ---------------- ----------------  ---------------  -----------------
GROSS PROFIT                                    263                 -            4,203                -             16,589

GENERAL AND ADMINISTRATIVE EXPENSES          32,831             6,501           51,933            7,880            169,295
                                      --------------  ---------------- ----------------  ---------------  -----------------
LOSS FROM OPERATIONS BEFORE
    PROVISION FOR INCOME TAXES              (32,568)           (6,501)         (47,730)          (7,880)          (152,706)

PROVISION FOR INCOME TAXES                        -                 -                                                    -
                                      --------------  ---------------- ----------------  ---------------  -----------------

NET LOSS                              $     (32,568)  $        (6,501) $       (47,730)  $       (7,880)  $       (152,706)
                                      ==============  ================ ================  ===============  =================
NET LOSS PER COMMON SHARE -
BASIC AND DILUTIVE:

    Net loss per common share         $       (0.01)  $         (0.00) $         (0.01)  $        (0.00)  $          (0.05)
                                      ==============  ================ ================  ===============  =================
    Weighted average common shares
      outstanding - basic and dilutive    3,520,250         3,520,250  $      3,350,250  $    3,445,004          3,293,333
                                      ==============  ================ ================  ===============  =================





 The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                     DEFICIT
                                                                                                   ACCUMULATED     TOTAL
                                                                    COMMON STOCK        ADDITIONAL   DURING     STOCKHOLDERS'
                                                                ----------------------   PAID-IN   DEVELOPMENT    EQUITY
                                                                  SHARES     AMOUNT      CAPITAL      STAGE      (DEFICIT)
                                                                ----------- ----------  ---------- ------------ ------------
Balance at October 12, 2001,
   date of incorporation                                        $        -  $       -   $       -  $         -

Issuance of Founder Shares for
   services at $0.0001 per share (October 2001)                  2,520,000      2,520           -            -        2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                               693,750        694      13,181            -       13,875

Additional paid-in capital in exchange for office expenses                          -       5,500            -        5,500

Net loss from inception to September 30, 2002                                       -           -      (29,543)     (29,543)
                                                                ----------- ----------  ---------- ------------ ------------

Balance at September 30, 2002                                    3,213,750      3,214      18,681      (29,543)      (7,648)

Additional paid-in capital in exchange for office expenses               -          -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers        -          -      22,301            -       22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                                 36,500         37       7,263            -        7,300

Net loss for the year ended September 30, 2003                           -          -           -      (10,917)     (10,917)
                                                                ----------- ----------  ---------- ------------ ------------

Balance at September 30, 2003                                    3,250,250      3,251      54,245      (40,460)      17,036

Additional paid-in capital in exchange for office expenses                          -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers        -          -      27,500            -       27,500

Issuance of common stock for cash
   at $0.20 per share (December 2003)                              270,000        270      53,730            -       54,000

Net loss for the year ended September 30, 2004                           -          -           -      (64,516)     (64,516)
                                                                ----------- ----------  ---------- ------------ ------------

Balance at September 30, 2004                                    3,520,250      3,521     141,475     (104,976)      40,020

Additional paid-in capital in exchange for
  office expenses (unaudited)                                                               3,000                     3,000

Additional paid-in capital in exchange for services from
  officers (unaudited)                                                                      3,187                     3,187

Net loss for the six months ended March 31, 2005 (unaudited)                                           (47,730)     (47,730)

                                                                ----------- ----------  ---------- ------------ ------------
Balance at March 31, 2005 (unaudited)                            3,520,250  $   3,521   $ 147,662  $  (152,706) $    (1,523)
                                                                =========== ==========  ========== ============ ============





  The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS               FOR THE PERIOD
                                                                             ENDED MARCH 31,                FROM OCTOBER 12,
                                                                    -------------------------------------   2001 (INCEPTION)
                                                                          2005               2004         TO MARCH 31, 2005
                                                                    ------------------ ------------------ -------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                        $         (47,730) $          (7,880) $         (152,706)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED FOR
      OPERATING ACTIVITIES -
      Depreciation                                                                388                  -                 582
      Non-cash issuance of common stock for services                                -                  -               2,520
      Non-cash additional paid-in-capital in exchange for
        office expenses                                                         3,000              3,000              20,500
      Non-cash additional paid-in-capital in exchange for
        for services from officers                                              3,187                  -              52,988

      DECREASE IN ASSETS -
         Accounts receivable                                                        -              2,900                   -

      INCREASE (DECREASE) IN LIABILITIES -
         Accounts payable and accrued expenses                                  3,579             (3,633)              7,607
                                                                    ------------------ ------------------ -------------------

               Net cash used for operating activities                         (37,576)            (5,613)            (68,509)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Payments to acquire property and equipment                                      -                                 (3,882)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                          -             54,000              75,175
                                                                    ------------------ ------------------ -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (37,576)            48,387               2,784

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 40,360             23,314                   -
                                                                    ------------------ ------------------ -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $           2,784  $          71,701  $            2,784
                                                                    ================== ================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                               $               -  $               -  $                -
                                                                    ================== ================== ===================
    Interest paid                                                   $              22  $               -  $                -
                                                                    ================== ================== ===================

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

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

           THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO MARCH 31, 2005


(1)      NATURE OF BUSINESS:

                  On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the "Company"). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of March 31, 2005, the Company has produced revenues of $74,077 (unaudited) but will continue to report as a development stage company until significant revenues are produced.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three months and six months ended March 31, 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on January 11, 2005 for the period from October 12, 2001 (inception) to September 30, 2004.

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

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

           THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO MARCH 31, 2005


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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


(3)      RELATED-PARTY TRANSACTIONS:

         An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $3,000, $3,000 and $20,500 for the six months ended March 31, 2005 and 2004 and for the period from October 12, 2001 to March 31, 2005, respectively (unaudited).

(4)      COST OF SALES:

         The Company had revenues of $7,390, $0 and $74,077 for the six months ended March 31, 2005 and 2004 and for the period from October 12, 2001 to March 31, 2005, respectively (unaudited). The related cost of sales amounts were estimated using a reasonable labor cost for services performed, and as provided without payment by an officer/shareholder, have been recorded as a contribution to capital.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $2,784 as of March 31, 2005. We also have $3,300 net value of property and equipment, making our total assets $6,084. We believe that we do not have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We may not be able to market our services sufficiently to gain additional clients without funds raised from an external source. As of March 31, 2005, our total liabilities were $7,607, all of which were for accounts payable and accrued expenses. We do not have any long term commitments or contingencies.

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2005.
-------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended March 31, 2005, we generated $2,370 in net revenues. This is in comparison to the three months ended March 31, 2004, where we generated no revenues. The increase in revenues is due to our change in management and business focus which occurred in 2004. From our inception on October 12, 2001 through March 31, 2005, we generated $74,077 in revenues.

OPERATING EXPENSES. For the three months ended March 31, 2005, we had $2,107 in cost of sales, making our gross profit $263. We also had $32,831 in general and administrative expenses making our net loss $32,568. This is in comparison to the three months ended March 31, 2004, where we had no cost of sales or gross profit. For the three months ended March 31, 2004, we had $6,501 in general and administrative expenses, which also equaled our net loss. The increase in our net loss is due to the fact that, although we generated revenue, our costs of sales and general and administrative expenses increased during the most recent period. The increase in our general and administrative expenses was primarily due to the fact that we began paying our officer a salary.

FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2005.
-----------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the six months ended March 31, 2005, we generated $7,390 in net revenues. This is in comparison to the six months ended March 31, 2004, where we generated no revenues. The increase in revenues is due to our change in management and business focus which occurred in 2004.

OPERATING EXPENSES. For the six months ended March 31, 2005, we had $3,187 in cost of sales, making our gross profit $4,203. We also had $51,933 in general and administrative expenses making our net loss $47,730. This is in comparison to the six months ended March 31, 2004, where we had no cost of sales or gross profit. For the six months ended March 31, 2004, we had $7,880 in general and administrative expenses, which also equaled our net loss. The increase in our net loss is due to the fact that, although we generated revenue, our costs of sales and general and administrative expenses increased during the most recent period. The increase in our general and administrative expenses was primarily due to the fact that we began paying our officer a salary.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must do the following:

   o generate more significant revenues or raise capital to pay for our monthly costs of operation;
   o     expand and develop our customer base; and
   o     use our website to attract clients and generate revenues.

We have cash of $2,784 as of March 31, 2005. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to continue our operations. We hope that our common stock will become eligible.

Over-the-Counter Bulletin Board. A market maker has submitted an application for us to be approved for quotation on the Over-the-Counter Bulletin Board. If we are approved, we hope this will allow us to have access capital which we will be able to use to continue and expand our operations. As we experience shortfalls in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty they will contribute any funds to pay our expenses.


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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.
-------------------------------------------------------------

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

                                       Cirracor, Inc.,
                                       a Nevada corporation



May 19, 2005                  By:        /s/  Reed Fisher
                                         -----------------------------------
                                         Reed Fisher
                                         Chief Executive Officer, President,
                                         Chief Financial Officer, Director