Form 10QSB
period 2005-06-30
Cirracor Inc
filed 2005-08-19
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from            to
                                                        ------------  ----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 18, 2005, there were 3,250,250 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET - JUNE 30, 2005
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS -
    Cash and cash equivalents                               $           3,978

Property and equipment, net of
    accumulated depreciation and amortization                           3,106
                                                            ------------------


                                                            $           7,084
                                                            ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                   $           6,424
    Deferred revenue                                                    9,500
    Advances from officer                                               4,300
                                                            ------------------


         Total current liabilities                                     20,224
                                                            ------------------


STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.001 par value; 50,000,000 shares
      authorized; no shares issued or outstanding                           -
    Common stock, $0.001 par value; 500,000,000 shares
      authorized; 3,520,250 issued and outstanding                      3,521
    Additional paid-in capital                                        149,162
    Deficit accumulated during development stage                     (165,823)
                                                            ------------------


       Total stockholders' deficit                                    (13,140)
                                                            ------------------


                                                                      $ 7,084
                                                            ==================



 The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the three months              For the nine months           For the period
                                               ended June 30,                    ended June 30,            from October 12,
                                      --------------------------------- ---------------------------------  2001 (inception)
                                           2005             2004             2005              2004        to June 30, 2005
                                      ---------------  ---------------- ----------------  ---------------  -----------------
Net revenue                           $            -   $             -  $             -   $        7,390   $         74,077

Cost of revenue                                    -                 -            3,187                -             57,488
                                      ---------------  ---------------- ----------------  ---------------  -----------------

Gross profit                                       -                 -            4,203                -             16,589

General and administrative expenses           13,117            19,341           65,050           27,221            182,412
                                      ---------------  ---------------- ----------------  ---------------  -----------------

Loss from operations before
    provision for income taxes               (13,117)          (19,341)         (60,847)         (27,221)          (165,823)

Provision for income taxes                         -                 -                -                                   -
                                      ---------------  ---------------- ----------------  ---------------  -----------------

Net loss                              $      (13,117)  $       (19,341) $       (60,847)  $      (27,221)  $       (165,823)
                                      ===============  ================ ================  ===============  =================


Net loss per common share -
basic and dilutive:

    Net loss per common share         $        (0.00)  $         (0.01) $         (0.02)  $        (0.01)  $          (0.05)
                                      ===============  ================ ================  ===============  =================

    Weighted average common shares
      outstanding - basic and dilutive     3,520,250         3,520,250  $     3,520,250   $    3,469,995          3,308,663
                                      ===============  ================ ================  ===============  =================


   The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                     Deficit
                                                                                                   accumulated     Total
                                                                    Common stock        Additional   during     stockholders'
                                                                ----------------------   paid-in   development    equity
                                                                  Shares     Amount      capital      stage      (deficit)
                                                                ----------- ----------  ---------- ------------ ------------
Balance at October 12, 2001,
   date of incorporation                                                  - $        -  $        - $          - $         -

Issuance of Founder Shares for
   services at $0.0001 per share (October 2001)                   2,520,000      2,520           -            -       2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                                693,750        694      13,181            -       13,875

Additional paid-in capital in exchange for office expenses                -          -       5,500            -        5,500

Net loss from inception to September 30, 2002                             -          -           -      (29,543)     (29,543)
                                                                ----------- ----------  ---------- ------------ ------------

Balance at September 30, 2002                                     3,213,750      3,214      18,681      (29,543)      (7,648)

Additional paid-in capital in exchange for office expenses                -          -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers         -          -      22,301            -       22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                                  36,500         37       7,263            -        7,300

Net loss for the year ended September 30, 2003                            -          -           -      (10,917)     (10,917)
                                                                ----------- ----------  ---------- ------------ ------------

Balance at September 30, 2003                                     3,250,250      3,251      54,245      (40,460)      17,036

Additional paid-in capital in exchange for office expenses                           -       6,000            -        6,000

Additional paid-in capital in exchange for services from officers         -          -      27,500            -       27,500

Issuance of common stock for cash
   at $0.20 per share (December 2003)                               270,000        270      53,730            -       54,000

Net loss for the year ended September 30, 2004                            -          -           -      (64,516)     (64,516)
                                                                ----------- ----------  ---------- ------------ ------------

Balance at September 30, 2004                                     3,520,250      3,521     141,475     (104,976)      40,020

Additional paid-in capital in exchange for office expenses (unaudited)                       4,500                     4,500

Additional paid-in capital in exchange for services from officers (unaudited)                3,187                     3,187

Net loss for the nine months ended June 30, 2005 (unaudited)                                            (60,847)     (60,847)

                                                                ----------- ----------  ---------- ------------ ------------
Balance at June 30, 2005 (unaudited)                              3,520,250 $    3,521  $  149,162 $   (165,823)$    (13,140)
                                                                =========== ==========  ========== ============ ============




  The accompanying notes form an integral part of these financial statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             For the nine months             For the period
                                                                               ended June 30,               from October 12,
                                                                     -------------------------------------  2001 (inception)
                                                                           2005               2004          to June 30, 2005
                                                                     ------------------ ------------------ -------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                         $         (60,847) $         (27,221)         $ (165,823)

    Adjustments to reconcile net loss to net cash used for
      operating activities -
      Depreciation                                                                 582                  -                 776
      Non-cash issuance of common stock for services                                 -                  -               2,520
      Non-cash additional paid-in-capital in exchange for
        office expenses                                                          4,500              4,500              22,000
      Non-cash additional paid-in-capital in exchange for
        for services from officers                                               3,187                  -              52,988

      Decrease in assets -
         Accounts receivable                                                         -              2,900                   -

      Increase in liabilities -
         Accounts payable and accrued expenses                                   2,396              3,931               6,424
         Deferred revenue                                                        9,500                  -               9,500
                                                                     ------------------ ------------------ -------------------

               Net cash used for operating activities                          (40,682)           (15,890)            (71,615)
                                                                     ------------------ ------------------ -------------------

Cash flows used for investing activities:
    Payments to acquire property and equipment                                       -             (3,882)             (3,882)
                                                                     ------------------ ------------------ -------------------

Cash flows provided by financing activities:
    Proceeds from officer advances                                               4,300                  -               4,300
    Proceeds from issuance of common stock                                           -             54,000              75,175
                                                                     ------------------ ------------------ -------------------

               Net cash provided by financing activities                         4,300             54,000              79,475
                                                                     ------------------ ------------------ -------------------

Net increase (decrease) in cash and cash equivalents                           (36,382)            34,228               3,978

Cash and cash equivalents, beginning of period                                  40,360             23,314                   -
                                                                     ------------------ ------------------ -------------------

Cash and cash equivalents, end of period                             $           3,978  $          57,542  $            3,978
                                                                     ================== ================== ===================


Supplemental disclosure of cash flow information:
    Income taxes paid                                                $               -  $               -  $                -
                                                                     ================== ================== ===================
    Interest paid                                                    $              27  $               -  $                -
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

      CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

           NINE AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE
            PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO JUNE 30, 2005


(1)       Nature of Business:

          On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the "Company"). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of June 30, 2005, the Company has produced revenues of $74,077 (unaudited) but will continue to report as a development stage company until significant revenues are produced.


(2)       Summary of Significant Accounting Policies:

          Interim Financial Statements:

          The accompanying unaudited financial statements for the three months and nine months ended June 30, 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on January 11, 2005 for the period from October 12, 2001 (inception) to September 30, 2004.

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


(3)       Related-Party Transactions:

          An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $4,500, $1,500 and $25,000 for the nine and three months ended June 30, 2005 and 2004 and for the period from October 12, 2001 to June 30, 2005, respectively (unaudited).

          During the three months ended June 30, 2005, an officer of the Company made advances to the Company totaling $4,300.

(4)       Cost of Sales:

          The Company had revenues of $7,390, $0 and $74,077 for the nine months ended June 30, 2005 and 2004 and for the period from October 12, 2001 to June 30, 2005, respectively (unaudited). The Company had no revenues for the three months ended June 30, 2005 and 2004, respectively (unaudited). The related cost of sales amounts were estimated using a reasonable labor cost for services performed, and as provided without payment by an officer/shareholder, have been recorded as a contribution to capital.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCEs. We have cash of $3,978 as of June 30, 2005. We also have $3,106 net value of property and equipment, making our total assets $7,084. We believe that we do not have sufficient resources to pay our expenses for the next twelve months. In order to expand our operations by performing work for additional customers, we may need additional funds to market our services to potential clients. We may not be able to market our services sufficiently to gain additional clients without funds raised from an external source. As of June 30, 2005, our total liabilities were $20,224, of which $6,424 was for accounts payable and accrued expenses. Our liabilities also include unearned revenue of $9,500 and advances from an officer totaling $4,300. We do not have any long term commitments or contingencies.

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2005.
------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the three months ended June 30, 2005, we generated no revenues. This is in comparison to the three months ended June 30, 2004, where we also generated no revenues. During the three months ended June 30, 2005, we billed and collected $9,500 from customers for two website projects, but we did not recognize any revenues on those projects since they were still in progress at the end of the quarter. From our inception on October 12, 2001 through June 30, 2005, we generated $74,077 in revenues.

OPERATING EXPENSES. For the three months ended June 30, 2005, we had no cost of sales and no gross profit. We had $13,117 in general and administrative expenses, which equaled our net loss. This is in comparison to the three months ended June 30, 2004, where we also had no cost of sales or gross profit. For the three months ended June 30, 2004, we had $19,341 in general and administrative expenses, which also equaled our net loss. The decrease in our net loss and general and administrative expenses is primarily due to website development costs that were incurred during the three months ended June 30, 2004 which did not recur in the three months ended June 30, 2005.

FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2005.
-----------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. For the nine months ended June 30, 2005, we generated $7,390 in net revenues. This is in comparison to the nine months ended June 30, 2004, where we generated no revenues. The increase in revenues is due to our change in management and business focus which occurred in 2004.

OPERATING EXPENSES. For the nine months ended June 30, 2005, we had $3,187 in cost of sales, making our gross profit $4,203. We also had $65,050 in general and administrative expenses making our net loss $60,847. This is in comparison to the nine months ended June 30, 2004, where we had no cost of sales or gross profit. For the nine months ended June 30, 2004, we had $27,221 in general and administrative expenses, which also equaled our net loss. The increase in our net loss is due to the fact that, although we generated revenue, our costs of sales and general and administrative expenses increased during the most recent period. The increase in our general and administrative expenses is primarily due to the fact that we began paying our officer a salary.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we must do the following:

         o Generate more significant revenues or raise capital to pay for our monthly costs of operation
         o  Expand and develop our customer base; and
         o  use our website to attract clients and generate revenues.

We have cash of $3,978 as of June 30, 2005. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to continue our operations. We hope that our common stock will become eligible.

Over-the-Counter Bulletin Board. A market maker has submitted an application for us to be approved for quotation on the Over-the-Counter Bulletin Board. If we are approved, we hope this will allow us to have access to capital which we will be able to use to continue and expand our operations. As we experience shortfalls in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty they will contribute any funds to pay our expenses.

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

OFF-BALANCE SHEET ARRANGEMENTS. There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

ITEM 6.  EXHIBITS
-----------------

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cirracor, Inc.,
                                        a Nevada corporation



August 18, 2005                           By:/s/ Reed Fisher
                                             ----------------------------------
                                             Reed Fisher
                                             Chief Executive Officer, President,
                                             Chief Financial Officer, Director