Form 10KSB
period 2005-09-30
Cirracor Inc
filed 2006-01-25
CIK 1167880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

 ☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to_______________

Commission File Number: 000-50282

Cirracor, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0986282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3375 Toopal Drive, Suite 101 Oceanside, California 92054 (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☐No

State issuer's revenues for its most recent fiscal year. $13,449.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 11, 2006, approximately $200,050.

As of January 11, 2006, there were 3,520,250 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

☐Yes    ☒No

PART I

Item 1. Description of Business.

Our Background. We were incorporated in Nevada on October 12, 2001 as Full Circle Promotions, Inc. In June 2004, we changed our name to Cirracor, Inc.

Our Business.  We design and build web sites and web applications. Our competencies include User Experience Engineering, UI Design, Database Design and Engineering, Application Documentation, Information Architecture, .NET, Java, C++, C#, and scripting languages, HTML, XHTML, CSS, XML, XSL, Cold Fusion, PHP, .ASP, Graphic Design, Marketing, Advertising, and Publicity. We provide a full suite of web and web application strategy and development services to enterprises of varying sizes. We hope to be a single source of web services for businesses by providing custom graphics, advanced technical designs and detailed site maintenance services. We believe we have successfully developed many high-profile corporate web projects since our new management joined us in April 2004.

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

Current Services. We currently are able to offer website design and development services. Website design and development may include such features as graphics, text, color, typestyle, audio and video. Website design includes deciding what pages will comprise the website, and what those pages will look like. Website design also includes making sure that a website will operate with the features that the client wants, such as text that includes the company’s name, a description of its products, services, location and staff. We currently are able to perform the computer programming services that are required to make a website run. These services consist of writing programs that tell the computer hosting the website what pages to display. This computer programming also consists of making each page of a website have certain features, such as the client’s logo, contact information, or photographs or video clips of the client’s products or services. The person or company typically responsible for assisting in the design and maintenance of a website is called a webmaster. This function is labor intensive and would involve significant human resources and time to service a broad customer base. Designing a website includes programming a computer to display one or more web pages with specific features or functions. Usually, the majority of effort to design a particular website occurs before a website is launched, and then the site only requires minimal upkeep after that. This type of upkeep includes ensuring that contact, ordering or product and pricing information is current, and checking to see if any links to other websites still function properly. In most cases, small companies do not need a fulltime webmaster to service their site. Consequently, webmaster functions are typically performed by specialized companies servicing a number of customers. These customers may also rely upon their webmasters to direct them to suitable hosting or Internet service provider companies. We also hope to offer webmaster services to our targeted client group. We are in the process of seeking additional contracts with new clients.

Our Website. We own the domain name www.cirracor.com. Our website is currently operational and displays a description of our services, samples of our work and basic contact information. Our website functions through our access to the internet. Our internet access is through Epoch Internet and is provided on a month-to-month basis.

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

Our marketing strategy will be to promote our services and products and attract businesses to our website. Our marketing initiatives include plans for:

•	utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;
•	establishing links to industry focused websites;
•	advertising by television, radio, banners, affiliated marketing and direct mail; and
•	presence at industry tradeshows.

We also hope to expand the scope of our Internet presence by registering with major search engines with the goal of placing our website at the top of search results when potential clients search for services such as ours. This typically requires pre-funding with certain search engines. We do not currently have adequate financial resources to conduct this type of search engine registration. Minimal capability search engine registration can be as low as $10 per month, but the more sophisticated services can cost several hundred dollars per month.

Growth Strategy. Our objective is to become a dominant provider of web hosting and development services. Our strategy is to provide clients with exceptional personal service and high quality web design. Key elements of our strategy include:

•	increase our relationships with businesses;
•	increase our relationships with third party providers of web products and services;
•	continue and expand our website;
•	provide additional services for businesses and consumers; and
•	pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our business development.

Competition. The markets for web hosting and development are very competitive. Our current and potential competitors include:

•	other web hosting and Internet services companies;
•	regional and national ISPs;
•	regional and national telecommunications companies; and
•	large information technology outsourcing firms.

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

Acquisition Strategy. We believe that the current marketplace of web design companies is highly fragmented, with literally dozens of web design companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded web design company to acquire several, smaller and established web design companies with already-established revenues. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We hope to engage in discussions and negotiations with another company with the goal to acquire that company, which we hope will diversify our business operations and improve our total value to our shareholders. We cannot guaranty that we will acquire another company or any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties. We own the Internet domain name www.cirracor.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

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

Our Research and Development. We are not currently conducting any research and development activities. We have not made any expenditure for research and development since our inception. Our website has been developed by our management. We do not anticipate conducting such activities in the near future.

Employees. As of January 11, 2006, we have one full time employee. We believe that relations with our employee are good. We are not a party to any collective bargaining agreements. We anticipate entering into employment contracts with Reed Fisher if we generate more significant revenues. Although we do not know the terms of those proposed agreements, we hope to enter into employment agreements with Mr. Fisher with a term of at least one year with compensation contingent on us becoming profitable. We have not yet entered into any such employment contracts with this individual.

Facilities. Our executive, administrative and operating offices are located at 3375 Toopal Drive, Suite 101, Oceanside, California, 92054. Our president and director, Reed Fisher, is providing us with office space that is valued at a monthly rental rate of $500.

Item 2. Properties.

Description of Property. As of the date specified in the following table, we held the following property:

Property	September 30, 2004	September 30, 2005
Cash	$ 40,360	$ 0
Equipment, net	$ 3,680	$ 2,912

Our Facilities. Our executive, administrative and operating office is located at 3375 Toopal Drive, Suite 101, Oceanside, California, 92054 and is provided to us, at no charge, by Reed Fisher, our officer and director. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. We do not have a written lease or sublease agreement and Mr. Fisher does not expect to be paid or reimbursed for providing office facilities. Our financial statements reflect as occupancy costs the fair market value of that space, which is approximately $500 per month. The office space includes the following: use of the phone, mailing address and computer facilities. That amount has been included in the financial statements as an additional capital contribution by Mr. Fisher.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock.  We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "CIRC". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of January 11, 2006, our stock has not been traded.

We are authorized to issue 50,000,000 shares of $.001 par value common stock and 5,000,000 shares of $.001 par value preferred stock. As of January 20, 2006, 3,520,250 shares of our common stock were issued and outstanding held by fifty-two record holders of our common stock.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There are 651,068 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three months an amount of restricted securities equal to one percent of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

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

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts on receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources. We have cash of $0, accounts receivable of $1,000 and property and equipment with a net value of $2,912 as of September 30, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that in order to (a) pay our operating expenses, (b) begin marketing our services sufficiently to gain additional clients and (c) expand our operations, we will need additional funds beyond our offering conducted during the last half of 2003. As of September 30, 2005, our total liabilities were $28,469, which included a bank overdraft of $226, accounts payable and accrued expenses of $9,943, deferred revenue of $14,000 and advances from an officer totaling $4,300. In October 2005 we received a $25,000 advance from a shareholder to cover our operating expenses. We do not have any long term commitments or contingencies.

Note 1 to our financial statements includes the following language: “The Company has no established source of revenue. This matter raises substantial doubt about the Company’s ability to continue as a going concern.” If we are not able to pay our operating expenses, we may have to liquidate the company and its assets. Our officers and directors have expressed their intent to assist in the payment of our operating expenses as long as they maintain their stock ownership in us. However, our officers and directors are under no obligation to pay our expenses. We have not formulated a plan of liquidation in the event our officers and directors do not pay our expenses.

For the year ended September 30, 2005 as compared to the year ended September 30, 2004.

Results of Operations.

Revenues. For the year ended September 30, 2005, we generated $13,449 in revenue from our operations. These revenues were generated from website designing services performed for various clients, in addition to the sale of three computer systems. Our cost of sales was $10,926, making our gross profit $2,523 for the year ended September 30, 2005. We anticipate that our source of revenues will continue to be from contracts with other clients for website designing services. Therefore, we will need to engage other clients who wish to have similar website design services performed, because our revenue is based on such service contracts. This is in comparison to the year ended September 30, 2004, where we generated $25,032 in revenues. The decrease in revenues is primarily due to $14,000 of revenue we deferred on our jobs in-process at September 30, 2005. In comparison, our cost of sales for the year ended September 30, 2004 was $32,000, which made our gross loss $6,968 for that year.

Operating Expenses. For year ended September 30, 2005, our general and administrative expenses were $79,747 making our net loss was $77,444 for the year ended September 30, 2005. This is in comparison to the year ended September 30, 2004, where we had general and administrative expenses of $57,548, making our net loss $64,516. The increase in our net loss is due to the fact that we incurred higher expenses for professional fees during the most recent period.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must do the following:

•	generate more significant revenues or raise capital to pay for our monthly costs of operation
•	expand and develop our customer base; and
•	use our website to attract clients and generate revenues.

We have cash of $0 as of September 30, 2005. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to continue our operations.

In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our majority shareholder will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our majority shareholder will pay our expenses is based on the fact that he owns 2,500,000 shares of our common stock, which equals approximately 70% of our outstanding common stock. We believe that our majority shareholder will continue to pay our expenses as long as he maintains his ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

Over-the-Counter Bulletin Board. We were recently approved for quotation on the Over-the-Counter Bulletin Board. We hope this will allow us to have access to capital which we will be able to use to continue and expand our operations. As we experience shortfalls in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty they will contribute any funds to pay our expenses.

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

The financial statements required by Item 7 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cirracor, Inc. (formerly known as Full Circle Promotions, Inc.)
Oceanside, California

We have audited the accompanying balance sheet of Cirracor, Inc. (formerly known as Full Circle Promotions, Inc.) (a Nevada corporation in the development stage) as of September 30, 2005 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2005 and 2004 and for the period from October 12, 2001 (inception) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based onour audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cirracor, Inc. (formerly known as Full Circle Promotions, Inc.) as of September 30, 2005, and the results of its operations and cash flows for the years ended September 30, 2005, and 2004 and for the period from October 12, 2001 (inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stonefield Josephson, Inc.
Santa Monica, California January 12, 2006

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET - SEPTEMBER 30, 2005

ASSETS

Current assets:
Cash	$0
Accounts receivable	$1,000

Property and equipment, net of
accumulated depreciation	2,912
$3,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$10,169
Deferred revenue	14,000
Advances from officer	4,300
Total current liabilities	28,469

Stockholders' deficit:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; no shares issued or outstanding	-
Common stock, $0.001 par value; 500,000,000 shares
authorized; 3,520,250 issued and outstanding	3,521
Additional paid-in capital	154,342
Deficit accumulated during development stage	(182,420)
Total stockholders' deficit	(24,557)
$3,912

The accompanying notes form an integral part of these financial statements

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			For the period
			from October 12,
	For the year ended		2001 (inception) to
	September 30,		September 30,
	2005	2004	2005
Net revenue	$13,449	$25,032	$80,136

Cost of revenue	10,926	32,000	65,227

Gross profit (loss)	2,523	(6,968)	14,909

General and administrative expenses	79,747	57,548	197,109

Loss from operations	(77,224)	(64,516)	(182,200)

Interest expense	220	-	220

Loss before provision for income taxes	(77,444)	(64,516)	(182,420)

Provision for income taxes	-	-	-

Net loss	$(77,444)	$(64,516)	$(182,420)

Net loss per common share -
basic and dilutive:

Net loss per common share	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares
outstanding - basic and dilutive	3,520,250	3,482,627	3,322,190

The accompanying notes form an integral part of these financial statements

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at October 12, 2001,
date of incorporation	-	$-	$-	$-	$-

Issuance of Founder Shares for
services at $0.001 per share (October 2001)	2,520,000	2,520	-	-	2,520

Issuance of common stock for cash
at $0.02 per share (January 2002)	693,750	694	13,181	-	13,875

Additional paid-in capital in exchange for office expenses	-	-	5,500	-	5,500

Net loss from inception to September 30, 2002	-	-	-	(29,543)	(29,543)

Balance at September 30, 2002	3,213,750	3,214	18,681	(29,543)	(7,648)

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	22,301	-	22,301

Issuance of common stock for cash
at $0.20 per share (August 2003)	36,500	37	7,263	-	7,300

Net loss for the year ended September 30, 2003	-	-	-	(10,917)	(10,917)

Balance at September 30, 2003	3,250,250	3,251	54,245	(40,460)	17,036

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	27,500	-	27,500

Issuance of common stock for cash
at $0.20 per share (December 2003)	270,000	270	53,730	-	54,000

Net loss for the year ended September 30, 2004	-	-	-	(64,516)	(64,516)

Balance at September 30, 2004	3,520,250	3,521	141,475	(104,976)	40,020

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	6,867	-	6,867

Net loss for the year ended September 30, 2005	-	-		(77,444)	(77,444)

Balance at September 30, 2005	3,520,250	$3,521	$154,342	$(182,420)	$(24,557)

The accompanying notes form an integral part of these financial statements

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For the period
			from October 12,
	For the year ended September 30,		2001 (inception) to September 30,
	2005	2004	2005

Cash flows provided by (used for) operating activities:
Net loss	$(77,444)	$(64,516)	$(182,420)

Adjustments to reconcile net loss to net cash used for
operating activities -
Depreciation	776	194	970
Non-cash issuance of common stock for services	-	-	2,520
Non-cash additional paid-in capital in exchange for
office expenses	6,000	6,000	23,500
Non-cash additional paid-in capital in exchange for
for services from officers	6,867	27,500	56,668

(Increase) decrease in assets -
Accounts receivable	(1,000)	2,900	(1,000)

Increase (decrease) in liabilities -
Accounts payable and accrued expenses	6,141	(5,150)	10,169
Deferred revenue	14,000	-	14,000

Net cash used for operating activities	(44,660)	(33,072)	(75,593)

Cash flows used for investing activities:
Payments to acquire property and equipment	-	(3,882)	(3,882)

Cash flows provided by financing activities:
Proceeds from officer advances	4,300	-	4,300
Proceeds from issuance of common stock	-	54,000	75,175

Net cash provided by financing activities	4,300	54,000	79,475

Net increase (decrease) in cash and cash equivalents	(40,360)	17,046	-

Cash and cash equivalents, beginning of year	40,360	23,314	-

Cash and cash equivalents, end of year	$-	$40,360	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$220	$-	$-

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

The accompanying notes form an integral part of these financial statements

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the "Company"). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. Under SFAS No. 7, the factors that must be achieved before the Company no longer reports as a development stage company are either a) planned principal operations have commenced or b) significant revenues have been produced. As of September 30, 2005, the Company has produced revenues of $80,136 but will continue to report as a development stage company until significant revenues are produced.

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared based on the Company will be on a going concern basis. However, the Company has no established source of revenue and, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

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

COMPREHENSIVE INCOME:

For the years ended September 30, 2005 and 2004, and for the period from October 12, 2001 (inception) to September 30, 2005, comprehensive income consists only of net income and, therefore, a Statement of Other Comprehensive Income has not been included in the financial statements.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

BASIC AND DILUTED INCOME (LOSS) PER SHARE:

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2005, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of accounts receivable, bank overdraft, accounts payable and accrued expenses, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

ADVERTISING COSTS:

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended September 30, 2005 and 2004, or for the period from inception on October 12, 2001 to September 30, 2005.

SEGMENT REPORTING:

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended September 30, 2005 and 2004, and for the period from October 12, 2001 (inception) to September 30, 2005, all revenues have been derived from domestic operations.

INTERNAL WEBSITE DEVELOPMENT COSTS:

Per EITF 00-2, "Accounting for Web Site Development Costs," costs incurred during the planning and operating stages should be expensed as incurred. However, costs incurred in the website application and infrastructure development stage are capitalized and expensed over the period of benefit.

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 151 - In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 152 - In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

SFAS No. 153 - In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS 123(R) - In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers were required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company adopted this statement on January 1, 2006, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

FASB Interpretation No. 47 - In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has evaluated the impact of the adoption of FIN 47, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 154 - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

(2) PROPERTY AND EQUIPMENT:

A summary is as follows:

Computer equipment	$ 3,882
Less accumulated depreciation	970

$ 2,912

Depreciation expense amounted to $776 and $194 for the year ended September 30, 2005 and 2004 respectively. Depreciation expense amounted to $970 for the period from October 12, 2001 (inception) to September 30, 2005.

(3) DEFERRED REVENUES:

A total of $14,000 in customer deposits was received for year 09/30/05. This represents advances from customers for which services have not yet been performed. Revenue on these engagements will be recognized in accordance with SOP 97.2

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

(4) STOCKHOLDERS' EQUITY:

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

(5) COMMITMENTS AND CONTINGENCIES:

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

(6) PROVISION FOR INCOME TAXES:

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

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

As of September 30, 2005, the Company had a net federal operating loss carryforward of $182,420, of which can be used to off set future federal income tax and the net federal operating loss carry forward expires in 2025. During the year ended September 30, 2005, the valuation allowance increased by $26,331. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary is as follows:

Net operating loss carryforward	$182,420
Effective tax rate	34%

Deferred tax asset	62,023
Valuation allowance	(62,023)

Net deferred tax asset	$-

(7) RELATED-PARTY TRANSACTIONS:

An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $6,000, $6,000 and $23,500 for the years ended September 30, 2005 and 2004 and for the period from October 12, 2001 (inception) to September 30, 2005, respectively.

The Company had revenues of $13,449, $25,032 and $80,136 for the years ended September 30, 2005 and 2004 and for the period from October 12, 2001 (inception) to September 30, 2005, respectively. Of these revenues approximately $9,400 were for services performed by an officer of the company and $4,000 were for sale of computer equipment.. The related cost of sales of $6,867, $32,000 and $61,168 was estimated using a reasonable labor cost for services performed, by an officer of the Company which was credited to additional paid-in capital

(8) SUBSEQUENT EVENTS:

In October, 2005, a major stockholder loaned Company $25,000 for purposes of providing the company working capital, and for general business expenditures. The loan is due on demand and non-interest bearing.

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

Item 8B. Other Information

No information is required to be disclosed in reports on Form 8-K which was not previously reported, except for the following:

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. As of September 30, 2005, our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Reed Fisher	60	President, and a Director*
Sean Connelly	39	Secretary and a Director*
Charles McBride	36	Treasurer, Chief Financial Officer and a Director
*Mr. Connelly resigned as secretary and as a director in October 2005; Mr. Fisher was appointed as secretary at that time.

Reed Fisher. Mr. Fisher has been our president and a director since April 2004, and was appointed as our secretary on October 10, 2005. Mr. Fisher has extensive experience in website design and development. He has been a web solutions consultant for Peregrine Systems, from 2000 to the present. Peregrine Systems is a company that provides computer network services, software design and development and business infrastructure consulting. He also was a sales engineer for Percussion Systems, a software company, from 1998 to 2000. There is no relationship between Peregrine Systems and us, or between Percussion Systems and us. Prior to 1998, Mr. Fisher was a technical director with Foote Cone Belding in 1997, and a webmaster for NQL, Inc. Administration, and E-Procurement. Mr. Fisher has an Associate of Arts degree in Liberal Arts from Cypress College. Mr. Fisher is not an officer or director of any other reporting company.

Sean Connelly. Mr. Connelly was our secretary and a director from our inception in October 2001 until October 10, 2005 when he resigned both positions. Mr. Connelly served as our president from our inception until April 2004. Mr. Connelly has extensive experience in website design and development. He has been a web solutions consultant for Peregrine Systems, from 2000 to the present. Peregrine Systems is a company that provides computer network services, software design and development and business infrastructure consulting. He also was a sales engineer for Percussion Systems, a software company, from 1998 to 2000. There is no relationship between Peregrine Systems and us, or between Percussion Systems and us. Prior to 1998, Mr. Connelly was a technical director with Foote Cone Belding in 1997, and a webmaster for NQL, Inc. Administration, and E-Procurement. Mr. Connelly has an Associate of Arts degree in Liberal Arts from Cypress College. Mr. Connelly is not an officer or director of any other reporting company. On October 10, 2005, Mr. Connelly resigned as secretary and director.

Charles McBride. Mr. McBride was appointed as our treasurer, chief financial officer and one of our directors on February 26, 2005. From 2003 to 2005, Mr. McBride was undertaking full time studies at California State University at Los Angeles to complete his Master of Science degree in accountancy with an emphasis in financial and public accounting. Mr. Mc Bride received this degree in 2005. Mr. McBride is currently self-employed providing accounting services and internal control consulting. Prior to pursuing his master’s degree, Mr. McBride was a self employed consultant from 2000 to 2003, advising emerging growth firms in regard to their business plans, marketing strategy and financial statements. Prior to that, Mr. McBride was employed in the talent management industry. Mr. McBride earned his Bachelor of Science Degree in Business Administration, with an emphasis in marketing, from the University of Southern California in 1994. Mr. McBride is not an officer or director of any other reporting company.

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

Audit Committee and Financial Expert. Because our Board of Directors currently consists of only two members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2005 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending September 30, 2005. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Sean Connelly - former secretary	2004	None	None	None	None	None	None	None
	2005	None	None	None	None	None	None	None
Neilan Vancas - former treasurer	2004	None	None	None	None	None	None	None
	2005	None	None	None	None	None	None	None
Reed Fisher - president, secretary	2004	30,450	None	None	None	None	None	None
	2005	28,700	None	None	None	None	None	None
Charles McBride - treasurer	2004	None	None	None	None	None	None	None
	2005	2,000	None	None	None	None	None	None

Compensation of Directors. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

Compensation of Officers. As of December 30, 2005, our officers have received no compensation for their services provided to us, other than as indicated in the table above.

Employment Contracts. We anticipate that we will enter into an employment agreement with Reed Fisher although we do not currently know the terms of that employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 11, 2006, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Sean Connelly 3375 Toopal Drive, Suite 101 Oceanside, California 92054	2,500,000 shares Former Secretary and Director	71.0%
Common Stock	Reed Fisher 3375 Toopal Drive, Suite 101 Oceanside, California 92054	No shares owned President, Secretary and Director	0.0%
Common Stock	Charles McBride 3375 Toopal Drive, Suite 101 Oceanside, California 92054	No shares owned Treasurer and Director	0.0%
Common Stock	All directors and named executiveofficers as a group	2,500,000 shares	71.0%

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

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors’ consent; and
•	obtain shareholder consent where required.

Item 13. Exhibits

3.1	Articles of Incorporation*

3.2	Bylaws*

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on September 26, 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended September 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $19,201 and $4,000, respectively.

Audit-related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

Tax Fees. For the fiscal years ended September 30, 2005 and September 30, 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Corona, California, on January 11, 2006.

Cirracor, Inc., a Nevada corporation

/s/ Reed Fisher
Reed Fisher
principal executive officer president, secretary, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Reed Fisher	January 11, 2006
Reed Fisher
Its:	Principal Executive Officer President, Director

By:	/s/ Charles McBride	January 11, 2006
Charles McBride
Its:	Chief Financial Officer Treasurer, Director