Form 10QSB
period 2005-12-31
Cirracor Inc
filed 2006-02-14
CIK 1167880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                         -------------    -------------

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

                                  |X|Yes |_|No


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 14, 2006, there were 3,250,250 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS






         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEET - DECEMBER 31, 2005
                                   (UNAUDITED)




                                     ASSETS

CURRENT ASSETS:
    Cash                                                          $       8,876

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization                             2,718
                                                                  -------------

                                                                  $      11,594
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         $       4,812
    Deferred revenue                                                      5,500
    Advances from officer                                                 6,434
    Advances from shareholder                                            25,000
                                                                  -------------

         Total current liabilities                                       41,746
                                                                  -------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.001 par value; 50,000,000 shares
      authorized; no shares issued or outstanding                             -
    Common stock, $0.001 par value; 500,000,000 shares
      authorized; 3,520,250 issued and outstanding                        3,521
    Additional paid-in capital                                          163,322
    Deficit accumulated during development stage                       (196,995)
                                                                  -------------

       Total stockholders' deficit                                      (30,152)
                                                                  -------------

                                                                  $      11,594
                                                                  =============



The accompanying notes form an integral part of these financials statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              For the period
                                              For the three months ended     from October 12,
                                                     December 31,           2001 (inception) to
                                                 2005            2004        December 31, 2005
                                            ---------------  -------------  -------------------
NET REVENUE                                 $        9,363   $      5,020   $           89,499

COST OF REVENUE                                      8,245          1,080               73,472
                                            ---------------  -------------  -------------------

GROSS PROFIT                                         1,118          3,940               16,027

GENERAL AND ADMINISTRATIVE EXPENSES                 15,641         19,102              212,750
                                            ---------------  -------------  -------------------

LOSS FROM OPERATIONS                               (14,523)       (15,162)            (196,723)

INTEREST EXPENSE                                        52              -                  272
                                            ---------------  -------------  -------------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (14,575)       (15,162)            (196,995)

PROVISION FOR INCOME TAXES                               -              -                    -
                                            ---------------  -------------  -------------------

NET LOSS                                    $      (14,575)  $    (15,162)  $         (196,995)
                                            ===============  =============  ===================


NET LOSS PER COMMON SHARE -
BASIC AND DILUTIVE:

     Net loss per common share              $       (0.00)   $      (0.00)  $            (0.06)
                                            ===============  =============  ===================

     Weighted average common shares
       outstanding - basic and dilutive          3,520,250      3,275,818            3,334,092
                                            ===============  =============  ====================




The accompanying notes form an integral part of these financials statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   Deficit
                                                                                                  accumulated     Total
                                                                                     Additional    during      stockholders'
                                                                 Common stock         paid-in     development     equity
                                                              Shares      Amount      capital       stage       (deficit)
                                                            -----------  ----------  ----------  ------------  -------------
Balance at October 12, 2001,
   date of incorporation                                              -  $        -  $        -  $          -  $           -

Issuance of Founder Shares for
   services at $0.0001 per share (October 2001)               2,520,000       2,520           -             -          2,520

Issuance of common stock for cash
   at $0.02 per share (January 2002)                            693,750         694      13,181             -         13,875

Additional paid-in capital in exchange for office expenses            -          --       5,500             -          5,500

Net loss from inception to September 30, 2002                         -          --           -       (29,543)       (29,543)
                                                            -----------  ----------  ----------  ------------  -------------

Balance at September 30, 2002                                 3,213,750       3,214      18,681       (29,543)        (7,648)

Additional paid-in capital in exchange for office expenses            -           -       6,000             -          6,000

Additional paid-in capital in exchange for services from officers     -           -      22,301             -         22,301

Issuance of common stock for cash
   at $0.20 per share (August 2003)                              36,500          37       7,263             -          7,300

Net loss for the year ended September 30, 2003                        -           -           -       (10,917)       (10,917)
                                                            -----------  ----------  ----------  ------------  -------------

Balance at September 30, 2003                                 3,250,250       3,251      54,245       (40,460)        17,036

Additional paid-in capital in exchange for office expenses            -           -       6,000             -          6,000

Additional paid-in capital in exchange for services from officers     -           -      27,500             -         27,500

Issuance of common stock for cash
   at $0.20 per share (December 2003)                           270,000         270      53,730             -         54,000

Net loss for the year ended September 30, 2004                        -           -           -       (64,516)       (64,516)
                                                            -----------  ----------  ----------  ------------  -------------

Balance at September 30, 2004                                 3,520,250       3,521     141,475      (104,976)        40,020

Additional paid-in capital in exchange for office expenses            -           -       6,000             -          6,000

Additional paid-in capital in exchange for services from officers     -           -       6,867             -          6,867

Net loss for the year ended September 30, 2005                        -           -                   (77,444)       (77,444)
                                                            -----------  ----------  ----------  ------------  -------------

Balance at September 30, 2005                                 3,520,250       3,521     154,342      (182,420)       (24,557)

Additional paid-in capital in exchange for office expenses
   (unaudited)                                                        -           -       1,500             -          1,500

Additional paid-in capital in exchange for services from officers
   (unaudited)                                                        -           -       7,480             -          7,480

Net loss for the quarter ended December 31, 2005 (unaudited)          -           -                   (14,575)       (14,575)
                                                            -----------  ----------  ----------  ------------  -------------

Balance at December 31, 2005                                  3,520,250  $    3,521   $ 163,322  $   (196,995) $     (30,152)
                                                            ===========  ==========  ==========  ============  =============



The accompanying notes form an integral part of these financials statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For the period
                                                               For the three months ended   from October 12,
                                                                      December 31,          2001 (inception) to
                                                                   2005          2004        December 31, 2005
                                                               -------------  -----------  ---------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                   $    (14,575)  $  (15,162)   $          (196,995)

    Adjustments to reconcile net loss to net cash used for
      operating activities -
      Bad debt expense                                                1,000            -                  1,000
      Depreciation                                                      194          194                  1,164
      Non-cash issuance of common stock for services                      -            -                  2,520
      Non-cash additional paid-in capital in exchange for
        office expenses                                               1,500        1,500                 25,000
      Non-cash additional paid-in capital in exchange for
        for services from officers                                    7,480        1,080                 64,148

      (Increase) decrease in assets -
         Accounts receivable                                              -       (5,020)                (1,000)

      Increase (decrease) in liabilities -
         Accounts payable and accrued expenses                       (5,357)       2,547                  4,812
         Deferred revenue                                            (8,500)           -                  5,500
                                                               -------------  -----------  ---------------------

               Net cash used for operating activities               (18,258)     (14,861)               (93,851)
                                                               -------------  -----------  ---------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Payments to acquire property and equipment                            -            -                 (3,882)
                                                               -------------  -----------  ---------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from officer advances                                    2,134            -                  6,434
    Proceeds from shareholder advances                               25,000            -                 25,000
    Proceeds from issuance of common stock                                -            -                 75,175
                                                               -------------  -----------  ---------------------

               Net cash provided by financing activities             27,134            -                106,609
                                                               -------------  -----------  ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  8,876      (14,861)                 8,876

CASH AND CASH EQUIVALENTS, beginning of period                            -       40,360                      -
                                                               -------------  -----------  ---------------------

CASH AND CASH EQUIVALENTS, end of period                       $      8,876   $   25,499    $             8,876
                                                               =============  ===========  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                          $          -   $        -    $                 -
                                                               =============  ===========  =====================
    Interest paid                                              $         52   $        -    $               272
                                                               =============  ===========  =====================

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



The accompanying notes form an integral part of these financials statements.

         CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

              THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND THE PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO DECEMBER 31, 2005


(1)      NATURE OF BUSINESS:

                  On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the "Company"). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of December 31, 2005, the Company has produced revenues of $89,499 (unaudited) since inception but will continue to report as a development stage company until significant revenues are produced.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three months ended December 31, 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on January 25, 2006 for the period from October 12, 2001 (inception) to September 30, 2005.

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

                  Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to continue to raise additional financing through debt financing through officer and shareholder loans and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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


(3)      RELATED-PARTY TRANSACTIONS:

                An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $1,500, $1,500 and $25,000 for the three months ended December 31, 2005 and 2004 and for the period from October 12, 2001 to December 31, 2005, respectively (unaudited).

                During the three months ended December 31, 2005, an officer of the Company made advances to the Company totaling $2,134 (unaudited).

                In October, 2005, a major stockholder loaned Company $25,000 for purposes of providing the company working capital, and for general business expenditures. The loan is due on demand and non-interest bearing (unaudited).

                The Company had revenues of $9,363, $5,020 and $89,499 for the three months ended December 31, 2005 and 2004 and for the period from October 12, 2001 to December 31, 2005, respectively (unaudited). Of these revenues for the three months ended December 31, 2005, approximately $8,500 were for services performed by an officer of the Company. The related cost of sales of $8,245, $1,080, and $73,472 (unaudited) were estimated using a reasonable labor cost for services performed, and as provided without payment by an officer, have been recorded as a contribution to capital.


(4)      DEFERRED REVENUES:


                As of December 31, 2005, a total of $5,500 was included in deferred revenues. This will be recognized in accordance with SOP 97.2 when all services have been performed.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $8,876 as of December 31, 2005. We also have $2,718 net value of property and equipment, making our total assets $11,594. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that in order to (a) pay our operating expenses, (b) begin marketing our services sufficiently to gain additional clients and (c) expand our operations, we will need additional funds, which we may receive from our officers or shareholders. As of December 31, 2005, our total liabilities were $41,746, of which $4,812 was for accounts payable and accrued expenses. Our liabilities also include deferred revenue of $5,500, advances from an officer totaling $6,434 and advances from a shareholder totaling $25,000. We do not have any long term commitments or contingencies.

FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2005.

RESULTS OF OPERATIONS.

REVENUES. For the three months ended December 31, 2005, we generated $9,363 in revenues from our operations. These revenues were generated from website designing services for a client totaling $8,500, in addition to the sale of computer hardware totaling $863. Our cost of sales was $8,245, making our gross profit $1,118 for the period ended December 31, 2005. We anticipate that our source of revenues will continue to be from contracts with our other clients for website designing services. Therefore, we will need to engage other clients who wish to have similar website design service performed, because our revenue is based on such service contracts. This is in comparison to the three months ended December 31, 2004, where we generated $5,020 in revenues and $1,080 in cost of sales, which made our gross profit $3,940 for that period. From our inception on October 12, 2001 through December 31, 2005, we have generated $89,499 in revenues.

OPERATING EXPENSES. For the three months ended December 31, 2005, our general and administrative expenses were $15,641 making our net loss $14,575 for the period ended December 31, 2005. This is in comparison to the three months ended December 31, 2004, where we had $19,102 in general and administrative expenses, making our net loss $15,162. The decrease in our net loss and general and administrative expenses is primarily due to the fact that we did not pay our officer a salary during the three months ended December 31, 2005.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must do the following:

     o Generate more significant revenues or raise capital to pay for our monthly costs of operation
     o  Expand and develop our customer base; and
     o  use our website to attract clients and generate revenues.

We have cash of $8,876 as of December 31, 2005. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to continue our operations.

In September 2005, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board. We hope this will allow us to have access to capital which we will be able to use to continue and expand our operations. As we experience shortfalls in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty they will contribute any funds to pay our expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                 Cirracor, Inc.,
                                 a Nevada corporation



February 14, 2006            By: /s/  Reed Fisher
                                 -----------------------------------
                                 Reed Fisher
                                 Chief Executive Officer, President, Secretary Chief Financial Officer, Director