Form 10KSB/A
period 2005-09-30
Cirracor Inc
filed 2006-04-28
CIK 1167880

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

State issuer's revenues for its most recent fiscal year. $9,390

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources.We have cash of $0, accounts receivable of $1,000 and property and equipment with a net value of $2,912 as of September 30, 2005. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that in order to (a) pay our operating expenses, (b) begin marketing our services sufficiently to gain additional clients and (c) expand our operations, we will need additional funds beyond our offering conducted during the last half of 2003. As of September 30, 2005, our total liabilities were $28,469, which included accounts payable and accrued expenses of  $10,169, deferred revenue of  $14,000 and advances from an officer totaling $4,300. In October 2005 we received a $25,000 advance from a shareholder to cover our operating expenses. We do not have any long term commitments or contingencies.

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

Results of Operations.

Revenues. For the year ended September 30, 2005, we generated $9,390 in revenue from our operations. These revenues were generated from website designing services performed for various clients. Our cost of sales was $6,867, making our gross profit $2,523 for the year ended September 30, 2005. We anticipate that our source of revenues will continue to be from contracts with other clients for website designing services. Therefore, we will need to engage other clients who wish to have similar website design services performed, because our revenue is based on such service contracts. This is in comparison to the year ended September 30, 2004, where we generated $25,032 in revenues. The decrease in revenues is primarily due to $14,000 of revenue we deferred on our jobs in-process at September 30, 2005. In comparison, our cost of sales for the year ended September 30, 2004 was $32,000, which made our gross loss $6,968 for that year. During the fiscal year ended September 30, 2005, we were better able to control our time overruns, and thus were able to decrease our cost of sales and improve our gross margin accordingly. The decrease in cost of sales is a trend that is expected to continue into the future as we become more proficient in our ability to manage our website projects and negotiate change orders with our customers.

Operating Expenses. For year ended September 30, 2005, our general and administrative expenses were $79,747 making our net loss $77,444 for the year ended September 30, 2005. This is in comparison to the year ended September 30, 2004, where we had general and administrative expenses of $57,548, making our net loss $64,516. The increase in our net loss is due to the fact that we incurred higher expenses for professional fees during the most recent period. The higher professional fees are due to the increased cost for quarterly SEC compliance incurred to our principal accountant, plus the additional cost of hiring an additional firm to maintain our books and records and prepare financial statements. We expect that amounts for professional fees will not increase as significantly in the future, outside of normal expected year-to-year rate increases.

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
$3,912

The accompanying notes form an integral part of these financial statements

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			For the period
			from October 12,
	For the year ended		2001 (inception) to
	September 30,		September 30,
	2005	2004	2005
Net revenue	$9,390	$25,032	$76,077

Cost of revenue	6,867	32,000	61,168

Gross profit (loss)	2,523	(6,968)	14,909

General and administrative expenses	79,747	57,548	197,109

Loss from operations	(77,224)	(64,516)	(182,200)

Interest expense	220	-	220

Loss before provision for income taxes	(77,444)	(64,516)	(182,420)

Provision for income taxes	-	-	-

Net loss	$(77,444)	$(64,516)	$(182,420)

Net loss per common share -
basic and dilutive:

Net loss per common share	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares
outstanding - basic and dilutive	3,520,250	3,482,627	3,322,190

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

The Company had revenues of $9,390, $25,032 and $76,077 for the years ended September 30, 2005 and 2004 and for the period from October 12, 2001 (inception) to September 30, 2005, respectively. All of the revenues for the year ended September 30, 2005 were for services performed by an officer of the Company. The related cost of sales of $6,867, $32,000 and $61,168 was estimated using a reasonable labor cost for services performed, by an officer of the Company which was credited to additional paid-in capital.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended September 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $19,201 and $11,366 respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of  Oceanside, California, on April 26, 2006.

Cirracor, Inc., a Nevada corporation

/s/ Reed Fisher
Reed Fisher
principal executive officer, chief financial officer president, secretary, treasurer, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Reed Fisher	April 26, 2006
Reed Fisher
Its:	Principal Executive Officer Chief Financial Officer President, Director