Form 10QSB
period 2006-03-31
Cirracor Inc
filed 2006-05-12
CIK 1167880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number: 000-50282
Cirracor, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0986282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3375 Toopal Drive, Suite 101, Oceanside, California 92054
(Address of principal executive offices)

760.277.1505
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|X| Yes |_| No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 11, 2006, there were 3,520,250 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET - MARCH 31, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash	$6,562

Property and equipment, net of
accumulated depreciation	2,524

$9,086

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$20,199
Deferred revenue	5,500
Advances from officer	8,076
Advances from shareholder	25,000

Total current liabilities	58,775

Stockholders' deficit:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; no shares issued or outstanding	-
Common stock, $0.001 par value; 500,000,000 shares
authorized; 3,520,250 issued and outstanding	3,521
Additional paid-in capital	164,822
Deficit accumulated during development stage	(218,032)

Total stockholders' deficit	(49,689)

$9,086

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					from October 12,
	For the three months ended		For the six months ended		2001 (inception) to
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Net revenue	$-	$2,370	$8,500	$7,390	$84,577

Cost of revenue	-	2,107	7,480	3,187	68,648

Gross profit	-	263	1,020	4,203	15,929

General and administrative expenses	15,904	32,831	31,545	51,933	228,654

Loss from operations	(15,904)	(32,568)	(30,525)	(47,730)	(212,725)

Other income (expense)
Other income	-	-	98	-	98
Interest expense	(1,275)	-	(1,327)	-	(1,547)

	(1,275)	-	(1,229)	-	(1,449)

Loss before provision for income taxes	(17,179)	(32,568)	(31,754)	(47,730)	(214,174)

Provision for income taxes	3,858	-	3,858	-	3,858

Net loss	$(21,037)	$(32,568)	$(35,612)	$(47,730)	$(218,032)

Net loss per common share -
basic and dilutive:

Net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Weighted average common shares
outstanding - basic and dilutive	3,520,250	3,520,250	3,520,250	3,350,250	3,344,428

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at October 12, 2001,
date of incorporation	-	$-	$-	$-	$-

Issuance of Founder Shares for
services at $0.0001 per share (October 2001)	2,520,000	2,520	-	-	2,520

Issuance of common stock for cash
at $0.02 per share (January 2002)	693,750	694	13,181	-	13,875

Additional paid-in capital in exchange for office expenses	-	-	5,500	-	5,500

Net loss from inception to September 30, 2002	-	-	-	(29,543)	(29,543)

Balance at September 30, 2002	3,213,750	3,214	18,681	(29,543)	(7,648)

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	22,301	-	22,301

Issuance of common stock for cash
at $0.20 per share (August 2003)	36,500	37	7,263	-	7,300

Net loss for the year ended September 30, 2003	-	-	-	(10,917)	(10,917)

Balance at September 30, 2003	3,250,250	3,251	54,245	(40,460)	17,036

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	27,500	-	27,500

Issuance of common stock for cash
at $0.20 per share (December 2003)	270,000	270	53,730	-	54,000

Net loss for the year ended September 30, 2004	-	-	-	(64,516)	(64,516)

Balance at September 30, 2004	3,520,250	3,521	141,475	(104,976)	40,020

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	6,867	-	6,867

Net loss for the year ended September 30, 2005	-	-		(77,444)	(77,444)

Balance at September 30, 2005	3,520,250	3,521	154,342	(182,420)	(24,557)

Additional paid-in capital in exchange for office expenses
(unaudited)	-	-	3,000	-	3,000

Additional paid-in capital in exchange for services from officers
(unaudited)	-	-	7,480	-	7,480

Net loss for the six months ended March 31, 2006 (unaudited)	-	-		(35,612)	(35,612)

Balance at March 31, 2006	3,520,250	$3,521	$164,822	$(218,032)	$(49,689)

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the period
			from October 12,
	For the six months ended		2001 (inception) to
	March 31,		March 31,
	2006	2005	2006

Cash flows provided by (used for) operating activities:
Net loss	$(35,612)	$(47,730)	$(218,032)

Adjustments to reconcile net loss to net cash used for
operating activities -
Bad debt expense	1,000	-	1,000
Depreciation	388	388	1,358
Non-cash issuance of common stock for services	-	-	2,520
Non-cash additional paid-in capital in exchange for
office expenses	3,000	3,000	26,500
Non-cash additional paid-in capital in exchange for
for services from officers	7,480	3,187	64,148

(Increase) decrease in assets -
Accounts receivable	-	-	(1,000)

Increase (decrease) in liabilities -
Accounts payable and accrued expenses	10,030	3,579	20,199
Deferred revenue	(8,500)	-	5,500

Net cash used for operating activities	(22,214)	(37,576)	(97,807)

Cash flows used for investing activities:
Payments to acquire property and equipment	-	-	(3,882)

Cash flows provided by (used for) financing activities:
Proceeds from officer advances	4,030	-	8,330
Repayments of officer advances	(254)	-	(254)
Proceeds from shareholder advances	25,000	-	25,000
Proceeds from issuance of common stock	-	-	75,175

Net cash provided by financing activities	28,776	-	108,251

Net increase (decrease) in cash and cash equivalents	6,562	(37,576)	6,562

Cash and cash equivalents, beginning of period	-	40,360	-

Cash and cash equivalents, end of period	$6,562	$2,784	$6,562

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$52	$22	$272

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

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO MARCH 31, 2006

(1) Nature of Business:

On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the “Company”). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of March 31, 2006, the Company has produced revenues of $84,577 (unaudited) since inception but will continue to report as a development stage company until significant revenues are produced.

(2) Summary of Significant Accounting Policies:

Interim Financial Statements:

The accompanying unaudited financial statements for the six months ended March 31, 2006 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s amended 10-KSB, as filed with the Securities and Exchange Commission on April 28, 2006 for the period from October 12, 2001 (inception) to September 30, 2005.

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

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO MARCH 31, 2006

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

(3) Related-Party Transactions:

An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $3,000, $3,000 and $26,500 for the six months ended March 31, 2006 and 2005 and for the period from October 12, 2001 to March 31, 2006, respectively (unaudited).

During the six months ended March 31, 2006, an officer of the Company made advances to the Company totaling $4,030 and received repayments of these advances totaling $254 (unaudited).

In October, 2005, a major stockholder loaned Company $25,000 for purposes of providing the company working capital, and for general business expenditures. The loan is due on demand and non-interest bearing (unaudited).

The Company had revenues of $8,500, $7,390 and $84,577 for the six months ended March 31, 2006 and 2005 and for the period from October 12, 2001 to March 31, 2006, respectively (unaudited). The related cost of sales of $7,480, $3,187, and $68,648 (unaudited) were estimated using a reasonable labor cost for services performed, and as provided without payment by an officer, have been recorded as a contribution to capital.

(4) Deferred Revenue:

As of March 31, 2006, a total of $5,500 was included in deferred revenue. The related revenues will be recognized in accordance with SOP 97-2 when all services have been performed.

(5) Subsequent Event:

In May 2006, the Company completed its income tax returns for the year ended September 30, 2002 through the year ended September 30, 2005. The total California state income tax liability represented by these years was $3,058 and has been included in the current quarter’s provision for income taxes. Associated penalties and interest on this obligation totaled $1,275 and are included in the current quarter’s interest expense. The Company accrued a total of $5,133 for California state income taxes, which included the tax and interest discussed above, plus $800 of California state franchise tax for the year ended September 30, 2006. The $5,133 of accrued income taxes are included in the balance sheet in accounts payable and accrued expenses. The returns have been filed and the total tax liability of $5,133 was paid in May 2006.

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

While we are continuing to market our services, our primary objective is to acquire or merge with an established company with already-established product lines. We have been engaged in discussions and negotiations with another company with the goal to acquire or merge with that company, although we have not yet entered into any formal or binding agreement with that company. We cannot guaranty that we will acquire or merge with that company or any other third party, or enter into any similar transaction, or that in the event that we acquire or merge with another entity, this acquisition will increase the value of our common stock.

Liquidity and Capital Resources. We have cash of $6,562 as of March 31, 2006. We also have $2,524 net value of property and equipment, making our total assets $9,086. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that in order to (a) pay our operating expenses, (b) begin marketing our services sufficiently to gain additional clients and (c) expand our operations, we will need additional funds which we may receive from our officers and shareholders. As of March 31, 2006, our total liabilities were $58,775, of which $20,199 was for accounts payable and accrued expenses. Accounts payable and accrued expenses included $5,133 of income taxes payable. Of the $5,133 accrued for California state income taxes in the current quarter, a total of $800 related to the current year and $4,333 related to the recent completion of state income tax returns for the year ended September 30, 2002 through the year ended September 30, 2005 (inclusive of an estimated $1,275 of penalties and interest). Our liabilities also include deferred revenue of $5,500, advances from an officer totaling $8,076 and advances from a shareholder totaling $25,000. We do not have any long term commitments or contingencies.

For the three month period ending March 31, 2006.

Results of Operations.

Revenues. For the three months ended March 31, 2006, we did not generate any revenues from our operations. We anticipate that our source of revenues will continue to be from contracts with our other clients for website designing services. Therefore, we will need to engage other clients who wish to have similar website design service performed, because our revenue is based on such service contracts. This is in comparison to the three months ended March 31, 2005, where we generated $2,370 in revenues and $2,107 in cost of sales, which made our gross profit $263 for that period. From our inception on October 12, 2001 through March 31, 2006, we have generated $84,577 in revenues.

Operating Expenses. For the three months ended March 31, 2006, our general and administrative expenses were $15,904 making our net loss $21,037 for the period ended March 31, 2006. This is in comparison to the three months ended March 31, 2005, where we had $32,831 in general and administrative expenses, making our net loss $32,568. The decrease in our net loss and general and administrative expenses is primarily due to the fact that we did not pay our officer a salary during the three months ended March 31, 2006.

The provision for income taxes was $3,858 for the three months ended March 31, 2006, which included $800 of California state franchise tax for the current quarter and $3,058 of California state income taxes for the year ended September 30, 2002 through the year ended September 30, 2005. Interest expense of $1,275 for the current quarter represented penalties and interest on these back tax filings.

For the six month period ending March 31, 2006.

Results of Operations.

Revenues. For the six months ended March 31, 2006, we generated $8,500 in revenues from our operations. Our cost of sales for the same period was $7,480, making our gross profit $1,020 for the six months ended March 31, 2006. This is in comparison to the six months ended March 31, 2005, where we generated $7,390 in revenues. Our cost of sales for that period was $3,187, making our gross profit $4,203 for the six months ended March 31, 2005.

Operating Expenses. For the six months ended March 31, 2006, our general and administrative expenses were $31,545 making our net loss $35,612 for the period ended March 31, 2006. This is in comparison to the six months ended March 31, 2005, where we had $51,933 in general and administrative expenses making our net loss $47,730 for the period ended March 31, 2005. The decrease in our net loss and general and administrative expenses is primarily due to the fact that we did not pay our officer a salary during the six months ended March 31, 2006.

Interest expense of $1,327 for the six month period included $1,275 for penalties and interest on the back tax filings discussed above, plus $52 of credit card interest.

Our Plan of Operation for the Next Twelve Months. While we are continuing to market our services, our primary objective for the next twelve months is to acquire or merge with an established company with already-established product lines. We have been engaged in discussions and negotiations with another company with the goal to acquire or merge with that company, although we have not yet entered into any formal or binding agreement with that company. We cannot guaranty that we will acquire or merge with that company or any other third party, or enter into any similar transaction, or that in the event that we acquire or merge with another entity, this acquisition will increase the value of our common stock.

We have cash of $6,562 as of March 31, 2006. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations.

In September 2005, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board. We hope this will allow us to have access to capital which we will be able to use to continue our operations. As we experience shortfalls in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty they will contribute any funds to pay our expenses.

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

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2006, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

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

Cirracor, Inc., a Nevada corporation

Date: May 11, 2006	By:	/s/ Reed Fisher
Reed Fisher Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer, Director