Form 10KSB/A
period 2005-09-30
Cirracor Inc
filed 2006-08-07
CIK 1167880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Amendment No. 2 to FORM 10-KSB

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the "Company"). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company plans to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. Under SFAS No. 7, the factors that must be achieved before the Company no longer reports as a development stage company are either a) planned principal operations have commenced or b) significant revenues have been produced. As of September 30, 2005, the Company has produced revenues of $76,077 but will continue to report as a development stage company until significant revenues are produced.

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

REVENUE RECOGNITION:

The Company provides customers with website development services. Revenues from these services are recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when (a) persuasive evidence of an arrangement exists, (b) the services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

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

(3) DEFERRED REVENUES:

A total of $14,000 in customer deposits was received for year 09/30/05. This represents advances from customers for which services have not yet been performed. Revenue on these engagements will be recognized in accordance with the Company’s revenue recognition policies as discussed in Note 1.

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

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Charles McBride. Mr. McBride was appointed as our treasurer, chief financial officer and one of our directors on February 26, 2005. From 2003 to 2005, Mr. McBride was undertaking full time studies at California State University at Los Angeles to complete his Master of Science degree in accountancy with an emphasis in financial and public accounting. Mr. Mc Bride received this degree in 2005. Mr. McBride is currently self-employed providing accounting services and internal control consulting. Prior to pursuing his master’s degree, Mr. McBride was a self employed consultant from 2000 to 2003, advising emerging growth firms in regard to their business plans, marketing strategy and financial statements. Prior to that, Mr. McBride was employed in the talent management industry. Mr. McBride earned his Bachelor of Science Degree in Business Administration, with an emphasis in marketing, from the University of Southern California in 1994. Mr. McBride is not an officer or director of any other reporting company. On January 30, 2006, Mr. McBride resigned as treasurer, chief financial officer and as one of our directors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of  Oceanside, California, on August 4, 2006.

Cirracor, Inc., a Nevada corporation

/s/ Reed Fisher
Reed Fisher
principal executive officer, principal financial officer, president, treasurer, secretary, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Material Omitted