Form 10QSB/A
period 2005-12-31
Cirracor Inc
filed 2006-08-07
CIK 1167880

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


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


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


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


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


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


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


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


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


ITEM 3. CONTROLS AND PROCEDURES

 (a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of  the period covered by this report, our chief executive officer and the principal  financial officer concluded that our disclosure controls and procedures were  effective.
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

                                       10

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Cirracor, Inc.,
                                 a Nevada corporation

August 4, 2006               By: /s/ Reed Fisher
                                 -----------------------------------
                                 Reed Fisher
                                 Chief Executive Officer, President, Secretary
                                 Chief Financial Officer, Director

</TEXT>
</DOCUMENT>