Form 10QSB/A
period 2006-03-31
Cirracor Inc
filed 2006-08-07
CIK 1167880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 AMENDMENT NO 1. TO FORM 10-QSB

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

Cirracor, Inc., a Nevada corporation

Date: August 4, 2006	By:	/s/ Reed Fisher
Reed Fisher Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer, Director