Form 10QSB
period 2006-06-30
Cirracor Inc
filed 2006-08-14
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________

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

|X| Yes |_| No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2006, there were 3,520,250 shares of the issuer's $.001 par value common stock issued and outstanding.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET - JUNE 30, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash	$2,526

Property and equipment, net of
accumulated depreciation	2,330

$4,856

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$19,064
Accounts payable - related parties	32,459
Advances from officer	7,666
Advances from shareholders	35,000
Income taxes payable	800

Total current liabilities	94,989

Stockholders' deficit:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; no shares issued or outstanding	-
Common stock, $0.001 par value; 500,000,000 shares
authorized; 3,520,250 issued and outstanding	3,521
Additional paid-in capital	166,322
Deficit accumulated during development stage	(259,976)

Total stockholders' deficit	(90,133)

$4,856

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					from October 12,
	For the three months ended June 30,		For the nine months ended June 30,		2001 (inception) to June 30,
	2006	2005	2006	2005	2006
Net revenue	$-	$-	$8,500	$7,390	$84,577

Cost of revenue	-	-	7,480	3,187	68,648

Gross profit	-	-	1,020	4,203	15,929

General and administrative expenses	41,944	13,117	73,489	65,050	270,598

Loss from operations	(41,944)	(13,117)	(72,469)	(60,847)	(254,669)

Other income (expense)
Other income	-	-	98	-	98
Interest expense	-	-	(1,327)	-	(1,547)

-		-	(1,229)	-	(1,449)

Loss before provision for income taxes	(41,944)	(13,117)	(73,698)	(60,847)	(256,118)

Provision for income taxes	-	-	3,858	-	3,858

Net loss	$(41,944)	$(13,117)	$(77,556)	$(60,847)	$(259,976)

Net loss per common share -
basic and dilutive:

Net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)	$(0.08)

Weighted average common shares
outstanding - basic and dilutive	3,520,250	3,520,250	3,520,250	3,520,250	3,353,773

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)
Balance at October 12, 2001,
date of incorporation	-	$-	$-	$-	$-

Issuance of Founder Shares for
services at $0.0001 per share (October 2001)	2,520,000	2,520	-	-	2,520

Issuance of common stock for cash
at $0.02 per share (January 2002)	693,750	694	13,181	-	13,875

Additional paid-in capital in exchange for office expenses	-	-	5,500	-	5,500

Net loss from inception to September 30, 2002	-	-	-	(29,543)	(29,543)

Balance at September 30, 2002	3,213,750	3,214	18,681	(29,543)	(7,648)

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	22,301	-	22,301

Issuance of common stock for cash
at $0.20 per share (August 2003)	36,500	37	7,263	-	7,300

Net loss for the year ended September 30, 2003	-	-	-	(10,917)	(10,917)

Balance at September 30, 2003	3,250,250	3,251	54,245	(40,460)	17,036

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	27,500	-	27,500

Issuance of common stock for cash
at $0.20 per share (December 2003)	270,000	270	53,730	-	54,000

Net loss for the year ended September 30, 2004	-	-	-	(64,516)	(64,516)

Balance at September 30, 2004	3,520,250	3,521	141,475	(104,976)	40,020

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	6,867	-	6,867

Net loss for the year ended September 30, 2005	-	-		(77,444)	(77,444)

Balance at September 30, 2005	3,520,250	3,521	154,342	(182,420)	(24,557)

Additional paid-in capital in exchange for office expenses
(unaudited)	-	-	4,500	-	4,500

Additional paid-in capital in exchange for services from officers
(unaudited)	-	-	7,480	-	7,480

Net loss for the nine months ended June 30, 2006 (unaudited)	-	-		(77,556)	(77,556)

Balance at June 30, 2006	3,520,250	$3,521	$166,322	$(259,976)	$(90,133)

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
	For the nine months ended		from October 12,
	June 30,		2001 (inception) to
	2006	2005	June 30, 2006
Cash flows provided by (used for) operating activities:
Net loss	$(77,556)	$(60,847)	$(259,976)

Adjustments to reconcile net loss to net cash used for
operating activities -
Bad debt expense	1,000	-	1,000
Depreciation	582	582	1,552
Non-cash issuance of common stock for services	-	-	2,520
Non-cash additional paid-in capital in exchange for
office expenses	4,500	4,500	28,000
Non-cash additional paid-in capital in exchange for
for services from officers	7,480	3,187	64,148

(Increase) decrease in assets -
Accounts receivable	-	-	(1,000)

Increase (decrease) in liabilities -
Accounts payable and accrued expenses	8,895	2,396	19,064
Accounts payable - related parties	32,459	-	32,459
Income taxes payable	800	-	800
Deferred revenue	(14,000)	9,500	-

Net cash used for operating activities	(35,840)	(40,682)	(111,433)

Cash flows used for investing activities:
Payments to acquire property and equipment	-	-	(3,882)

Cash flows provided by (used for) financing activities:
Proceeds from officer advances	5,996	4,300	10,296
Repayments of officer advances	(2,630)	-	(2,630)
Proceeds from shareholder advances	35,000	-	35,000
Proceeds from issuance of common stock	-	-	75,175

Net cash provided by financing activities	38,366	4,300	117,841

Net increase (decrease) in cash and cash equivalents	2,526	(36,382)	2,526

Cash and cash equivalents, beginning of period	-	40,360	-

Cash and cash equivalents, end of period	$2,526	$3,978	$2,526

Supplemental disclosure of cash flow information:
Income taxes paid	$3,058	$-	$3,058
Interest paid	$1,327	$27	$1,547

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

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO JUNE 30, 2006

(1)	Nature of Business:

On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the “Company”). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. The Company’s current business plan is to develop an organization that specializes in website development services for companies such as smaller firms, startups and vocational schools. As of June 30, 2006, the Company has produced revenues of $84,577 (unaudited) since inception but will continue to report as a development stage company until significant revenues are produced.

As discussed in Note 5, the Company signed an agreement for a reverse merger with Panda Ethanol, Inc. (PEI). If this plan of merger is consummated, PEI will be merged with and into the Company, and the Company would remain as the surviving corporation. Under the terms of the agreement, the Company’s current stockholders would end up owning 4% of the issued and outstanding stock of the surviving corporation. The Company intends on pursuing its current business plan until such time as the merger is complete. In the event the merger is consummated, the shareholders of PEI will decide whether or not to continue the Company's current business plan.

(2)	Summary of Significant Accounting Policies:

Interim Financial Statements:

The accompanying unaudited financial statements for the nine months ended June 30, 2006 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s amended 10-KSB, as filed with the Securities and Exchange Commission on August 7, 2006 for the period from October 12, 2001 (inception) to September 30, 2005.

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

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO JUNE 30, 2006

Management recognizes that the Company must generate additional resources to enable it to continue operations. As discussed in Note 5, the Company is in the process of completing a reverse merger with another company (Panda Ethanol, Inc. or “PEI”). No assurance can be made that the Company will merge with PEI or any other third party, or enter into any similar transaction. Further, there can be no assurance, assuming the Company successfully completes this merger, that the Company will achieve profitability or positive cash flow. If management is unable to complete this merger or raise additional capital, the Company will not be able to meet its obligations and may have to cease operations.

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

An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $4,500, $4,500 and $28,000 for the nine months ended June 30, 2006 and 2005 and for the period from October 12, 2001 to June 30, 2006, respectively (unaudited).

During the nine months ended June 30, 2006, an officer of the Company made advances to the Company totaling $5,995 and received repayments of these advances totaling $2,630 (unaudited).

In October, 2005, a stockholder loaned Company $25,000 for purposes of providing the company working capital, and for general business expenditures. The loan is due on demand and non-interest bearing (unaudited).

In April, 2006, another stockholder loaned Company $10,000 for purposes of providing the company working capital, and for general business expenditures. The loan is due on demand and non-interest bearing (unaudited).

During the nine months ended June 30, 2006, the Company incurred expenses for document filing services totaling $4,955 to a company owned and managed by one of the Company’s stockholders (unaudited). At June 30, 2006, the Company had payables to this related party totaling $4,955 (unaudited).

During the nine months ended June 30, 2006, the Company incurred legal fees totaling $27,504 to a law firm owned and managed by one of the Company’s stockholders (unaudited). Approximately $22,000 of these fees were incurred as a result of the plan of merger as discussed in Note 5 (unaudited). At June 30, 2006, payables to this related party totaled $27,504 (unaudited).

CIRRACOR, INC. (FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2006 AND 2005 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO JUNE 30, 2006

The Company had revenues of $8,500, $7,390 and $84,577 for the nine months ended June 30, 2006 and 2005 and for the period from October 12, 2001 to June 30, 2006, respectively (unaudited). The related cost of sales of $7,480, $3,187, and $68,648 (unaudited) were estimated using a reasonable labor cost for services performed, and as provided without payment by an officer, have been recorded as a contribution to capital.

(4)	Income Taxes:

In May 2006, the Company completed and filed its income tax returns for the year ended September 30, 2002 through the year ended September 30, 2005. The total California state income tax liability represented by these years was $3,058 and has been included in the provision for income taxes for the nine months ended June 30, 2006 (unaudited). Associated penalties and interest on this obligation totaled $1,275 and are included in interest expense for the nine months ended June 30, 2006 (unaudited). Additionally, the Company has accrued $800 of California state franchise tax that applies to the tax year ended September 30, 2006 (unaudited).

(5)	Agreement and Plan of Merger:

On May 18, 2006, the Company signed an agreement for a reverse merger with Panda Ethanol, Inc. (PEI). If this plan of merger is consummated, PEI will be merged with and into the Company, and the Company would remain as the surviving corporation. Under the terms of the agreement, the Company would first effect a reverse stock split whereby each share of the Company’s stock outstanding shall be converted into 0.340885 of a share of the Company’s stock, thus converting the 3,520,250 currently outstanding shares into 1,200,000 shares. The resulting 1,200,000 shares of the Company’s common stock would then be issued in exchange on a one-to-one basis for 1,200,000 shares of the surviving corporation. After the close of the merger, these 1,200,000 shares would represent 4% of the total issued and outstanding stock of the surviving corporation. At the effective time of the merger, the separate existence of PEI would cease, and the surviving corporation would continue under the name of Panda Ethanol, Inc. The Company expects to complete this merger in October 2006.

The closing of the Merger with PEI is subject to certain conditions including the completion of a financing transaction by PEI, originally expected to be $110,815,000, which had been delayed. On June 7, 2006, the Company entered into a First Amendment to the Agreement and Plan of Merger (“First Amendment”) whereby it was agreed that PEI may issue to institutional or accredited investors approximately $90,000,000 of Common Stock at a price of $6.01 per share in connection with such financing. On June 7, 2006, that financing transaction was completed.

The First Amendment also provided that effective as of immediately after the closing of the merger and for a period of 24 months thereafter, no more than 10% of the shares outstanding on a fully diluted basis as of the closing of the merger shall be reserved for grant or issuance under any stock option plans.

During the quarter ended June 30, 2006, the Company incurred approximately $22,000 in legal costs relating to this plan of merger, all of which were incurred to a related party as discussed in Note 3. Since the Company would be considered the acquired entity under this plan of merger for financial reporting purposes, these associated legal costs have been expensed to operations during the current quarter.

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

While we are continuing to market our services, our primary objective is to acquire or merge with an established company with already-established product lines. On May 18, 2006, we signed an agreement for a reverse merger with Panda Ethanol, Inc. (PEI). If this plan of merger is consummated, PEI will be merged with and into us, and we would remain as the surviving corporation. This planned merger is further discussed below, in “Our Plan of Operation for the Next Twelve Months.” We intend on pursuing our current business plan until such time as the merger is complete. In the event the merger is consummated, the shareholders of PEI will decide whether or not to continue our current business plan. We cannot guaranty that we will acquire or merge with that company or any other third party, or enter into any similar transaction, or that in the event that we acquire or merge with another entity, this acquisition will increase the value of our common stock.

Liquidity and Capital Resources. We have cash of $2,526 as of June 30, 2006. We also have $2,330 net value of property and equipment, making our total assets $4,856. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that in order to (a) pay our operating expenses, (b) begin marketing our services sufficiently to gain additional clients and (c) expand our operations, we will need additional funds which we may receive from our officers and shareholders. As of June 30, 2006, our total liabilities were $94,989. These liabilities included $19,064 of accounts payable and accrued expenses, payables to related parties of $32,459, advances from an officer totaling $7,666, advances from shareholders totaling $35,000, and income taxes payable of $800. We do not have any long term commitments or contingencies.

For the three month period ending June 30, 2006.

Results of Operations.

Revenues. For the three months ended June 30, 2006 and 2005, we did not generate any revenues from our operations. We anticipate that our source of revenues will continue to be from contracts with our other clients for website designing services. Therefore, we will need to engage other clients who wish to have similar website design service performed, because our revenue is based on such service contracts. From our inception on October 12, 2001 through June 30, 2006, we have generated $84,577 in revenues.

Operating Expenses. For the three months ended June 30, 2006, our general and administrative expenses were $41,944 making our net loss $41,944 for the period. This is in comparison to the three months ended June 30, 2005, where we had $13,117 in general and administrative expenses, making our net loss $13,117. The increase in our net loss and general and administrative expenses is primarily due to the additional legal fees incurred as a result of the planned merger transaction discussed below in “Our Plan of Operation for the Next Twelve Months.”

For the nine month period ending June 30, 2006.

Results of Operations.

Revenues. For the nine months ended June 30, 2006, we generated $8,500 in revenues from our operations. Our cost of sales for the same period was $7,480, making our gross profit $1,020 for the nine months ended June 30, 2006. This is in comparison to the nine months ended March 31, 2005, where we generated $7,390 in revenues. Our cost of sales for that period was $3,187, making our gross profit $4,203 for the nine months ended June 30, 2005.

Operating Expenses. For the nine months ended June 30, 2006, our general and administrative expenses were $73,489 making our net loss $77,556 for the period ended June 30, 2006. This is in comparison to the nine months ended June 30, 2005, where we had $65,050 in general and administrative expenses making our net loss $60,847 for the period ended June 30, 2005. The increase in our net loss and general and administrative expenses is primarily due to the fact that we incurred additional legal fees incurred as a result of the planned merger transaction discussed below in “Our Plan of Operation for the Next Twelve Months.” This increase in our net loss and general and administrative expenses was mitigated by the fact that we did not pay our officer a salary during the nine months ended June 30, 2006.

The provision for income taxes was $3,858 for the nine months ended June 30, 2006, which included $800 of California state franchise tax for the current tax year and $3,058 of California state income taxes for the year ended September 30, 2002 through the year ended September 30, 2005. We completed and filed these tax returns during the current quarter.

Interest expense of $1,327 for the nine month period included $1,275 for penalties and interest on the back tax filings discussed above, plus $52 of credit card interest.

Our Plan of Operation for the Next Twelve Months. While we are continuing to market our services, our primary objective for the next twelve months is to acquire or merge with an established company with already-established product lines. On May 18, 2006, we signed an agreement for a reverse merger with Panda Ethanol, Inc. (PEI). If this plan of merger is consummated, PEI will be merged with and into us, and we would remain as the surviving corporation. Under the terms of the agreement, we would first effect a reverse stock split whereby each share of our stock outstanding shall be converted into 0.340885 of a share of our stock, thus converting the 3,520,250 currently outstanding shares into 1,200,000 shares. The resulting 1,200,000 shares of our common stock would then be issued in exchange on a one-to-one basis for 1,200,000 shares of the surviving corporation. After the close of the merger, these 1,200,000 shares would represent 4% of the total issued and outstanding stock of the surviving corporation. At the effective time of the merger, the separate existence of PEI would cease, and the surviving corporation would continue under the name of Panda Ethanol, Inc. We expect to complete this merger in October 2006.

The closing of the Merger with PEI is subject to certain conditions including the completion of a financing transaction by PEI, originally expected to be $110,815,000, which had been delayed. On June 7, 2006, we entered into a First Amendment to the Agreement and Plan of Merger (“First Amendment”) whereby it was agreed that PEI may issue to institutional or accredited investors approximately $90,000,000 of Common Stock at a price of $6.01 per share in connection with such financing. On June 7, 2006, that financing transaction was completed. The First Amendment also provided that effective as of immediately after the closing of the merger and for a period of 24 months thereafter, no more than 10% of the shares outstanding on a fully diluted basis as of the closing of the merger shall be reserved for grant or issuance under any stock option plans.

We intend on pursuing our current business plan until such time as the merger is complete. In the event the merger is consummated, the shareholders of PEI will decide whether or not to continue our current business plan. We cannot guaranty that we will acquire or merge with that company or any other third party, or enter into any similar transaction, or that in the event that we acquire or merge with another entity, this acquisition will increase the value of our common stock.

We have cash of $2,526 as of June 30, 2006. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations.

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

Cirracor, Inc., a Nevada corporation

Date: August 14, 2006	By:	/s/ Reed Fisher
Reed Fisher
Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer, Director