Form 10-QT
period 2005-12-31
PANDA ETHANOL, INC.
filed 2006-11-16
CIK 1167880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
 ☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___________.

 ☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from October 1, 2005 to December 31, 2005

Commission File Number: 000-50282
Panda Ethanol, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0986282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Spring Valley, Suite 1002, Dallas, Texas 75244 (Address of principal executive offices)

972.361.1200
(Registrant’s telephone number)

Cirracor, Inc.
3375 Toopal Drive, Suite 101
Oceanside, California 92054
Former fiscal year end: September 30

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |__| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |__|Yes |X| No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 15, 2006, there were 30,000,000 shares of the issuer's common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): |X|Yes |__|No

Panda Ethanol, Inc. (the “Company”) is filing this Transition Report on Form 10-QSB (this “Transition Report”) in connection with its change in fiscal year end from September 30 to December 31. The Company previously reported its change in fiscal year end on a Current Report on Form 8-K, filed on September 28, 2006. This Transition Report is identical, in all material respects, to the Form 10-QSB for the three months ended December 31, 2005 filed by the Company on February 14, 2006, and amended on August 7, 2006, except that this Transition Report has been updated to both reflect previously disclosed significant events that have occurred since February 14, 2006, and incorporate other nominal subsequent events.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CIRRACOR, INC.
 (NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET - DECEMBER 31, 2005
(unaudited)

ASSETS

Current assets:
Cash	$8,876

Property and equipment, net of
accumulated depreciation and amortization	2,718

$11,594

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,812
Deferred revenue	5,500
Advances from officer	6,434
Advances from shareholder	25,000

Total current liabilities	41,746

Stockholders' deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized:
no shares issued or outstanding	-
Common stock, $0.001 par value; 500,000,000 shares authorized:
1,200,000 issued and outstanding, restated for reverse stock split
of 0.340885 to 1 on November 6, 2006	3,521
Additional paid-in capital	163,322
Deficit accumulated during development stage	(196,995)

Total stockholders' deficit	(30,152)

$11,594

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC.
 (NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(unaudited)

			For the period
	For the three months ended		from October 12,
	December 31,		2001 (inception) to
	2005	2004	December 31, 2005
Net revenue	$9,363	$5,020	$89,499

Cost of revenue	8,245	1,080	73,472

Gross profit	1,118	3,940	16,027

General and administrative expenses	15,641	19,102	212,750

Loss from operations	(14,523)	(15,162)	(196,723)

Interest expense	52	-	272

Loss before provision for income taxes	(14,575)	(15,162)	(196,995)

Provision for income taxes	-	-	-

Net loss	$(14,575)	$(15,162)	$(196,995)

Net loss per common share -
basic and dilutive:

Net loss per common share,
restated for reverse stock split of 0.340885 to 1
on November 6, 2006	$(0.01)	$(0.01)	$(0.17)

Weighted average common shares outstanding -
basic and dilutive, restated for reverse stock split
of 0.340885 to 1 on November 6, 2006	1,200,000	1,200,000	1,136,542

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC.
 (NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

				Deficit
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)
Balance at October 12, 2001, date of incorporation	-	$-	$-	$-	$-

Issuance of Founder Shares for services at $0.0001 per share (October 2001),
restated for reverse stock split of 0.340885 to 1 on November 6, 2006	859,030	2,520	-	-	2,520

Issuance of common stock for cash at $0.02 per share (January 2002)	236,489	694	13,181	-	13,875

Additional paid-in capital in exchange for office expenses	-	-	5,500	-	5,500

Net loss from inception to September 30, 2002	-	-	-	(29,543)	(29,543)

Balance at September 30, 2002	1,095,519	3,214	18,681	(29,543)	(7,648)

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	22,301	-	22,301

Issuance of common stock for cash at $0.20 per share (August 2003)	12,442	37	7,263	-	7,300

Net loss for the year ended September 30, 2003	-	-	-	(10,917)	(10,917)

Balance at September 30, 2003	1,107,961	3,251	54,245	(40,460)	17,036

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	27,500	-	27,500

Issuance of common stock for cash at $0.20 per share (December 2003)	92,039	270	53,730	-	54,000

Net loss for the year ended September 30, 2004	-	-	-	(64,516)	(64,516)

Balance at September 30, 2004	1,200,000	3,521	141,475	(104,976)	40,020

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	6,867	-	6,867

Net loss for the year ended September 30, 2005	-	-		(77,444)	(77,444)

Balance at September 30, 2005	1,200,000	3,521	154,342	(182,420)	(24,557)

Additional paid-in capital in exchange for office expenses (unaudited)	-	-	1,500	-	1,500

Additional paid-in capital in exchange for services from officers (unaudited)	-	-	7,480	-	7,480

Net loss for the transition period ended December 31, 2005 (unaudited)	-	-		(14,575)	(14,575)

Balance at December 31, 2005	1,200,000	$3,521	$163,322	$(196,995)	$(30,152)

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC.
 (NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
	For the three months ended		from October 12,
	December 31,		2001 (inception) to
	2005	2004	December 31, 2005
Cash flows provided by (used for) operating activities:
Net loss	$(14,575)	$(15,162)	$(196,995)

Adjustments to reconcile net loss to net cash used for
operating activities -
Bad debt expense	1,000	-	1,000
Depreciation	194	194	1,164
Non-cash issuance of common stock for services	-	-	2,520
Non-cash additional paid-in capital in exchange for
office expenses	1,500	1,500	25,000
Non-cash additional paid-in capital in exchange for
for services from officers	7,480	1,080	64,148

(Increase) decrease in assets -
Accounts receivable	-	(5,020)	(1,000)

Increase (decrease) in liabilities -
Accounts payable and accrued expenses	(5,357)	2,547	4,812
Deferred revenue	(8,500)	-	5,500

Net cash used for operating activities	(18,258)	(14,861)	(93,851)

Cash flows used for investing activities:
Payments to acquire property and equipment	-	-	(3,882)

Cash flows provided by financing activities:
Proceeds from officer advances	2,134	-	6,434
Proceeds from shareholder advances	25,000	-	25,000
Proceeds from issuance of common stock	-	-	75,175

Net cash provided by financing activities	27,134	-	106,609

Net increase (decrease) in cash and cash equivalents	8,876	(14,861)	8,876

Cash and cash equivalents, beginning of period	-	40,360	-

Cash and cash equivalents, end of period	$8,876	$25,499	$8,876

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$52	$-	$272

Supplemental disclosure of non-cash financing activities:
In October 2001, the Company issued 859,030 shares of its common stock in exchange for services to incorporate the Company, restated for reverse stock split of 0.340885 to 1 on November 6, 2006. The
Founder Shares were valued at the Company's par value of its common stock totaling $2,520, which represented its fair market value on the date of issuance.

In December 2003, the Company issued 92,038 shares at approximately $0.59 per share for $54,000. , restated for reverse stock split of 0.340885 to 1 on November 6, 2006. However, the Company only received $36,000. Subsequently, the Company received the remaining $18,000 in January 2004.

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC.
 (NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO DECEMBER 31, 2005

(1)	Nature of Business:

On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the “Company”). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001, with a September 30 year-end. As of December 31, 2005, the Company has produced revenues of $89,499 (unaudited) since inception but will continue to report as a development stage company until significant revenues are produced. On September 27, 2006, the Company’s board of directors changed its fiscal year end from September 30 to December 31, necessitating the filing of this Transition Report.

On November 6, 2006, the Company changed its name from Cirracor, Inc. to Panda Ethanol, Inc. in conjunction with the merger discussed herein. Prior to the merger, the Company’s business plan was to develop an organization that specialized in website development services for companies such as smaller firms, startups and vocational schools.

As discussed in Note 5, the Company signed an agreement for a reverse merger with Panda Ethanol, Inc. (“Panda Ethanol”). After the merger was consummated, Panda Ethanol was merged with and into the Company, and the Company remains as the surviving corporation. Under the terms of the agreement, the Company’s current stockholders ended up owning 4% of the issued and outstanding stock of the surviving corporation. The Company pursued its previous business plan until as the merger was completed. Since the merger was consummated, the Company has been engaged exclusively in the business of Panda Ethanol, as described in the Company’s proxy statement dated October 25, 2006. The accompanying financial statements present the financial position, results of operations and cash flows of the Company prior to the merger and do not include the accounts of Panda Ethanol.

(2)	Summary of Significant Accounting Policies:

Interim Financial Statements:

The accompanying unaudited financial statements for the three months ended December 31, 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the amended form 10-KSB, as filed with the Securities and Exchange Commission (SEC) on August 7, 2006 for the period from October 12, 2001 (inception) to September 30, 2005. The unaudited financial statements should also be read in conjunction with the Company’s proxy statement filed with the SEC on October 25, 2006.

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

Subsequent to the period covered by this report, on November 6, 2006, Panda Ethanol merged with and into the Company pursuant to a Merger Agreement dated May 18, 2006. The surviving company in the merger changed its name to “Panda Ethanol, Inc.” The accompanying financial statements present the financial position, results of operations and cash flows of the Company prior to the merger and do not include the accounts of Panda Ethanol.

Management believes that Panda Ethanol’s current available working capital will be adequate for its operations at least through December 31, 2006. Panda Ethanol anticipates that it will need additional equity financing. There can be no assurance that such financing will be obtained and that the ethanol producing facility in Hereford, Texas (Hereford facility), which is necessary to begin operations, will be completed.

Panda Ethanol has received air permits for the Hereford facility described above and began construction in August 2006 on a 383-acre site. The Hereford facility is expected to produce approximately 105 million gallons of denatured ethanol per year, and Panda Ethanol estimates that the facility will be completed sometime in the fourth quarter of 2007.

CIRRACOR, INC.
 (NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO DECEMBER 31, 2005

(2)	Summary of Significant Accounting Policies, Continued:

Revenue Recognition:

The Company provides customers with website development services. Revenues from these services are recognized in accordance with Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when (a) persuasive evidence of an arrangement exists, (b) the services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibilty is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

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

As of December 31, 2005, a total of $5,500 was included in deferred revenues (unaudited). This represents advances from customers for which services have not yet been performed. Revenue on these engagements will be recognized in accordance with the Company’s revenue recognition policies as discussed in Note 2.

(5)	Agreement and Plan of Merger:

On May 18, 2006, the Company signed an agreement for a reverse merger with Panda Ethanol and Grove Panda Investments, LLC ("GPI"). The Company concluded this merger on November 6, 2006. As a result of the merger, Panda Ethanol was merged with and into the Company, and the Company’s remains as the surviving corporation. Under the terms of the agreement, immediately prior to the closing of the merger, the Company effected a reverse stock split whereby each share of the Company’s stock outstanding was converted into 0.340885 of a share of the Company’s stock, thus converting the 3,520,250 previously outstanding shares into 1,200,000 shares. The resulting 1,200,000 shares of the Company’s common stock were then issued in exchange on a one-to-one basis for 1,200,000 shares of the surviving corporation. After the close of the merger, these 1,200,000 shares represented 4% of the total issued and outstanding stock of the surviving corporation. At the effective time of the merger, the separate existence of Panda Ethanol ceased, and the surviving corporation continues under the name of Panda Ethanol, Inc. The merger was consummated on November 6, 2006.

(6)	Equity:

The accompanying financial statements have been restated to include the effects of the 0.340885 to 1 reverse stock split (described in Note 5) on all periods presented. Common stock shares have been presented as if the reverse stock split occurred at the Company’s inception date of October 12, 2001.

Item 2. Plan of Operation

The following information contains forward-looking statements that are based on our current expectations, assumptions, beliefs, estimates and projections about the Company and the ethanol and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “should” and variations of such words or similar expressions.

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in the Definitive Proxy Statement filed on October 25, 2006 and the following:

•	our ability to complete construction of our ethanol plants; the projected growth or contraction in the ethanol market in which we will operate;
•	fluctuations in the market price of ethanol;
•	our business strategy for expanding, maintaining or contracting our presence in this market;
•	our ability to obtain the necessary capital to finance our initiatives;
•	anticipated trends in our financial condition and results of operations;
•	our ability to distinguish ourselves from our current and future competitors;
•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
o	national, state or local energy policy;
o	federal ethanol tax incentives;
o
regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives; state and federal regulation restricting or banning the use of Methyl Tertiary Butyl Ether, or MTBE, a fuel derived from methanol;

o	environmental laws and regulations applicable to our operations and the enforcement thereof; and
o	regulations related to homeland security;
•	changes in weather and general economic conditions;
•	overcapacity within the ethanol and petroleum production and refining industries;
•	total United States consumption of gasoline;
•	availability and costs of products and raw materials, particularly corn, coal and natural gas;
•	labor relations; fluctuations in petroleum prices;
•	our or our employees’ failure to comply with applicable laws and regulations;
•	our ability to generate free cash flow to invest in our business and service our indebtedness; limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•	our ability to raise additional capital and secure additional financing;
•	changes in interest rates;
•	our ability to retain key employees;
•	liability resulting from actual or potential future litigation; competition;
•	plant shutdowns or disruptions at our plant or plants whose products we will market;
•	availability of shuttle trains, rail cars and trucks; risks regarding a loss of or substantial decrease in purchases by our major customers;
•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements;
•	risks related to diverting management’s attention from ongoing business operations; and
•
other risks detailed in our current filings with the SEC, including our most recent filings on Form 10-KSB or Form 10-QSB, which discuss other important risk factors concerning our historical operations.

Recent Events. We were incorporated in Nevada on October 12, 2001. We have designed and built web sites and web applications. We have also provided web development services to enterprises of varying sizes. Our aim was to be a single source of web services for businesses by providing custom graphics, advanced technical designs and detailed site maintenance services. On November 6, 2006, Panda Ethanol, Inc. (“Panda Ethanol”) merged with and into Cirracor, Inc. (“Cirracor”) with Cirracor continuing as the surviving company. Pursuant to the merger, each outstanding share of Panda Ethanol was converted into the right to receive one share of Cirracor common stock with a total of 28,800,000 shares of Cirracor common stock issued. Immediately prior to the merger, our articles of incorporation were amended to effect a reverse stock split whereby each share of Cirracor common stock was converted to 0.340885 of a share of Cirracor common stock, thus converting the 3,520,250 then outstanding shares into 1,200,000 shares. After the close of the merger, these 1,200,000 shares represented 4% of the total issued and outstanding stock of the surviving corporation. In connection with the merger, the stockholders also approved Amended and Restated Articles of Incorporation which, among other things, changed the name of the Company to “Panda Ethanol, Inc.” and increased the total number of shares for our authorized capital stock.

Since May 2006, our primary objective has been to complete the merger with Panda Ethanol and we have ceased our web design operations. Because we had limited operations and assets prior to the consummation of the merger, we believe we may have been considered a shell company as defined in Rule 12b-2 of the Exchange Act. Since the merger was consummated, we have been engaged exclusively in the business of Panda Ethanol.

On September 27, 2006, our board of directors approved a change in our fiscal year end from September 30 to December 31. Accordingly, our next Annual Report on Form 10-KSB will be for the year ending December 31, 2006.

The remainder of this Plan of Operation is identical to the corresponding section of the Form 10-QSB for the three months ended December 31, 2005.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes, as amended to the financial statements included in our Annual Report on Form 10-KSB for the period ended September 30, 2005.

Liquidity and Capital Resources. We have cash of $8,876 as of December 31, 2005. We also have $2,718 net value of property and equipment, making our total assets $11,594. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that in order to pay our operating expenses, we will need additional funds, which we may receive from our principal shareholder. As of December 31, 2005, our total liabilities were $41,746, of which $4,812 was for accounts payable and accrued expenses. Our liabilities also include deferred revenue of $5,500, advances from an officer totaling $6,434 and advances from a shareholder totaling $25,000. We do not have any long term commitments or contingencies.

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

Our Plan of Operation for the Next Twelve Months. Since May 2006, our primary objective was to complete the merger with Panda Ethanol, and we have ceased our web design operations. Subsequent to the period covered by this report, on November 6, 2006, Panda Ethanol merged with and into us pursuant to a Merger Agreement dated May 18, 2006, and we changed our name to “Panda Ethanol, Inc.” Immediately prior to the closing date of the merger, we effectuated a reverse split of our common stock whereby each share of our common stock outstanding was converted into 0.340885 of a share of our common stock. Pursuant to the merger, each outstanding share of common stock of Panda Ethanol was converted into the right to receive one share of our common stock with a total of 28,800,000 shares of our common stock issued for 28,800,000 shares of Panda Ethanol common stock.

We had cash of $8,876 as of December 31, 2005. Management believes that Panda Ethanol’s current available working capital will be adequate for its operations at least through December 31, 2006. Panda Ethanol anticipates that it will need additional equity financing. There can be no assurance that such financing will be obtained.

In September 2005, our common stock became eligible for quotation on the OTCBB.

Since the merger was consummated, we have been engaged exclusively in the business of Panda Ethanol.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate hiring additional employees or independent contractors as well as purchase or lease additional equipment.

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

Item 5. Other Information

None.

Item 6. Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panda Ethanol, Inc., a Nevada corporation

Date: November 15, 2006	By:	/s/ Todd W. Carter
Todd W. Carter Chief Executive Officer, President, Director