Form 10QSB
period 2006-09-30
PANDA ETHANOL, INC.
filed 2006-11-20
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission File Number: 000-50282

Panda Ethanol, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0986282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Spring Valley, Suite 1002, Dallas, Texas 75244
(Address of principal executive offices)

972.361.1200
(Issuer’s Telephone Number)

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
|_|Yes |X|No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

As of November 17, 2006, there were 30,000,000 shares of the issuer's common stock, par value $.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CIRRACOR, INC.
(NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET - SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash	$2,806

Property and equipment, net of
accumulated depreciation of $1,746	2,136

$4,942

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$20,547
Accounts payable - related parties	57,165
Advances from officer	6,991
Advances from shareholders	50,000
Income taxes payable	800

Total current liabilities	135,503

Stockholders' deficit:
Preferred stock, $0.001 par value; 50,000,000 shares
authorized; no shares issued or outstanding	-
Common stock, $0.001 par value; 500,000,000 shares
authorized; 1,200,000 issued and outstanding	3,521
Additional paid-in capital	167,822
Deficit accumulated during development stage	(301,904)

Total stockholders' deficit	(130,561)

$4,942

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC.
(NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					from October 12,
	For the three months ended		For the nine months ended		2001 (inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Net revenue	$-	$6,059	$-	$4,370	$84,577

Cost of revenue	-	7,739	-	5,787	68,648

Gross profit (loss)	-	(1,680)	-	(1,417)	15,929

General and administrative expenses	41,928	14,725	99,776	60,645	312,526

Loss from operations	(41,928)	(16,405)	(99,776)	(62,062)	(296,597)

Other income (expense)
Other income	-	-	-	-	98
Interest expense	-	(192)	(1,275)	(220)	(1,547)

	-	(192)	(1,275)	(220)	(1,449)

Loss before provision for income taxes	(41,928)	(16,597)	(101,051)	(62,282)	(298,046)

Provision for income taxes	-	-	3,858	-	3,858

Net loss	$(41,928)	$(16,597)	$(104,909)	$(62,282)	$(301,904)

Net loss per common share -
basic and dilutive:

Net loss per common share,
restated for reverse stock split
of 0.340885 to 1on November 6, 2006	$(0.03)	$(0.01)	$(0.09)	$(0.05)	$(0.26)

Weighted average common shares
outstanding - basic and dilutive,
restated for reverse stock split of
0.340885 to 1on November 6, 2006	1,200,000	1,200,000	1,200,000	1,200,000	1,146,145

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC.
(NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)
Balance at October 12, 2001, date of incorporation	-	$-	$-	$-	$-

Issuance of Founder Shares for services at $0.0001 per share (October 2001),
restated for reverse stock split of 0.340885 to 1 on November 6, 2006	859,030	2,520	-	-	2,520

Issuance of common stock for cash at $0.02 per share (January 2002)	236,489	694	13,181	-	13,875

Additional paid-in capital in exchange for office expenses	-	-	5,500	-	5,500

Net loss from inception to September 30, 2002	-	-	-	(29,543)	(29,543)

Balance at September 30, 2002	1,095,519	3,214	18,681	(29,543)	(7,648)

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	22,301	-	22,301

Issuance of common stock for cash at $0.20 per share (August 2003)	12,442	37	7,263	-	7,300

Net loss for the year ended September 30, 2003	-	-	-	(10,917)	(10,917)

Balance at September 30, 2003	1,107,961	3,251	54,245	(40,460)	17,036

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	27,500	-	27,500

Issuance of common stock for cash at $0.20 per share (December 2003)	92,039	270	53,730	-	54,000

Net loss for the year ended September 30, 2004	-	-	-	(64,516)	(64,516)

Balance at September 30, 2004	1,200,000	3,521	141,475	(104,976)	40,020

Additional paid-in capital in exchange for office expenses	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers	-	-	6,867	-	6,867

Net loss for the year ended September 30, 2005	-	-		(77,444)	(77,444)

Balance at September 30, 2005	1,200,000	3,521	154,342	(182,420)	(24,557)

Additional paid-in capital in exchange for office expenses
(unaudited)	-	-	6,000	-	6,000

Additional paid-in capital in exchange for services from officers
(unaudited)	-	-	7,480	-	7,480

Net loss for the transition period ended December 31, 2005
(unaudited)	-	-	-	(14,575)	(14,575)

Net loss for the nine months ended September 30, 2006
(unaudited)	-	-	-	(104,909)	(104,909)

Balance at September 30, 2006 (unaudited)	1,200,000	$3,521	$167,822	$(301,904)	$(130,561)

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC.
(NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
	For the nine months ended		from October 12,
	September 30,		2001 (inception) to
	2006	2005	September 30, 2006
Cash flows provided by (used for) operating activities:
Net loss	$(104,909)	$(62,282)	$(301,904)

Adjustments to reconcile net loss to net cash used for operating activities -
Bad debt expense	-	-	1,000
Depreciation	582	582	1,746
Non-cash issuance of common stock for services	-	-	2,520
Non-cash additional paid-in capital in exchange for office expenses	4,500	4,500	29,500
Non-cash additional paid-in capital in exchange for services from officers	-	5,787	64,148

(Increase) decrease in assets -
Accounts receivable	-	4,020	(1,000)

Increase (decrease) in liabilities -
Accounts payable and accrued expenses	15,736	3,594	20,548
Accounts payable - related parties	57,165	-	57,165
Income taxes payable	800	-	800
Deferred revenue	(5,500)	14,000	-

Net cash used for operating activities	(31,626)	(29,799)	(125,477)

Cash flows used for investing activities:
Payments to acquire property and equipment	-	-	(3,882)

Cash flows provided by (used for) financing activities:
Proceeds from officer advances	5,036	4,300	11,470
Repayments of officer advances	(4,480)	-	(4,480)
Proceeds from shareholder advances	25,000	-	50,000
Proceeds from issuance of common stock	-	-	75,175

Net cash provided by financing activities	25,556	4,300	132,165

Net increase (decrease) in cash and cash equivalents	(6,070)	(25,499)	2,806

Cash and cash equivalents, beginning of period	8,876	25,499	-

Cash and cash equivalents, end of period	$2,806	$-	$2,806

Supplemental disclosure of cash flow information:
Income taxes paid	$3,058	$-	$3,058
Interest paid	$1,327	$220	$1,547

Supplemental disclosure of non-cash financing activities:

In October 2001, the Company issued 859,030, shares of its common stock in exchange for services to incorporate the Company, restated for reverse stock split of 0.340885 to 1 on November 6, 2006. The Founder Shares were valued at the Company's par value of its common stock totaling $2,520, which represented its fair market value on the date of issuance.

In December 2003, the Company issued 92,039 shares at approximately $0.59 per share for $54,000, restated for reverse stock split of 0.340885 to 1 on November 6, 2006. However, the Company only received $36,000. Subsequently, the Company received the remaining $18,000 in January 2004.

The accompanying notes form an integral part of these financial statements.

CIRRACOR, INC.
(NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2006

(1)	Nature of Business:

On June 9, 2004, the Company changed its name from Full Circle Promotions, Inc. to Cirracor, Inc. (the “Company”). The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and was incorporated under the laws of the State of Nevada on October 12, 2001 with a fiscal year-end of September 30. Effective September 27, 2006, the Company changed its fiscal year-end to December 31. On November 6, 2006, the Company changed its name from Cirracor, Inc. to Panda Ethanol, Inc. in conjunction with the merger discussed herein.

Prior to the merger, the Company’s business plan was to develop an organization that specialized in website development services for companies such as smaller firms, startups and vocational schools. As of September 30, 2006, the Company had produced revenues of $84,577 (unaudited) since inception and continued to report as a development stage company because no significant revenues were produced.

As discussed in Note 5, the Company signed an agreement for a reverse merger with Panda Ethanol, Inc. (“Panda Ethanol”). After the merger was consummated, Panda Ethanol was merged with and into the Company, and the Company remains as the surviving corporation. Under the terms of the agreement, the Company’s current stockholders ended up owning 4% of the issued and outstanding stock of the surviving corporation. The Company pursued its previous business plan until as the merger was completed. Since the merger was consummated, the Company has been engaged exclusively in the business of Panda Ethanol, as described in the Company’s proxy statement dated October 25, 2006. The accompanying financial statements present the financial position, results of operations and cash flows of the Company prior to the merger with Panda Ethanol and do not include the accounts of Panda Ethanol.

(2)	Summary of Significant Accounting Policies:

Interim Financial Statements:

The accompanying unaudited financial statements for the nine months ended September 30, 2006 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s amended Form 10-KSB, as filed with the Securities and Exchange Commission (SEC) on August 7, 2006 for the period from October 12, 2001 (inception) to September 30, 2005. The unaudited financial statements should also be read in conjunction with the Company’s proxy statement filed with the SEC on October 25, 2006.

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

CIRRACOR, INC.
(NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2006

Management recognizes that the Company must generate additional resources to enable it to continue operations.

Subsequent to the period covered by this report, on November 6, 2006, Panda Ethanol merged with and into the Company pursuant to a Merger Agreement dated May 18, 2006. The surviving company in the merger changed its name to “Panda Ethanol, Inc.” The accompanying financial statements present the financial position, results of operations and cash flows of the Company prior to the merger with Panda Ethanol and do not include the accounts of Panda Ethanol.

Further, there can be no assurance, following the completion of this merger, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital, the Company will not be able to meet its obligations and may have to cease operations.

Management believes that Panda Ethanol’s current available working capital will be adequate for its operations at least through December 31, 2006. Panda Ethanol anticipates that it will need additional equity financing. There can be no assurance that such financing will be obtained and that the ethanol producing facility in Hereford, Texas (the "Hereford facility"), will be completed, without which we would have no source of revenues.

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

An officer of the Company provided office space to the Company at $500 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense amounted to $4,500, $4,500 and $29,500 for the nine months ended September 30, 2006 and 2005 and for the period from October 12, 2001 to September 30, 2006, respectively (unaudited).

During the nine months ended September 30, 2006 and 2005, an officer of the Company made advances to the Company totaling $5,036 and $4,300, respectively, and received repayments of these advances totaling $4,480 and $0, respectively (unaudited).

In April, 2006, a stockholder loaned Company $10,000 for purposes of providing the Company working capital, and for general business expenditures. The loan is due on demand and non-interest bearing (unaudited).

CIRRACOR, INC.
(NOW KNOWN AS PANDA ETHANOL, INC. AND FORMERLY KNOWN AS FULL CIRCLE PROMOTIONS, INC.)
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE
PERIOD FROM OCTOBER 12, 2001 (INCEPTION) TO SEPTEMBER 30, 2006

In August, 2006, another stockholder loaned Company $15,000 for purposes of providing the Company working capital, and for legal costs associated with the proposed merger (see Note 5). The loan is due on demand and non-interest bearing (unaudited).

During the nine months ended September 30, 2006, the Company incurred expenses for document filing services totaling $4,848 to a company owned and managed by one of the Company’s stockholders (unaudited). At September 30, 2006, the Company had payables to this related party totaling $6,258 (unaudited).

During the nine months ended June 30, 2006, the Company incurred legal fees totaling $50,907 to a law firm owned and managed by one of the Company’s stockholders (unaudited). Approximately $33,000 of these fees were incurred as a result of the plan of merger as discussed in Note 5 (unaudited). At September 30, 2006, payables to this related party totaled $50,907 (unaudited).

The Company had revenues of $0, $4,370 and $84,577 for the nine months ended September 30, 2006 and 2005 and for the period from October 12, 2001 to September 30, 2006, respectively (unaudited). The related cost of sales of $0, $5,787, and $68,648 (unaudited) were estimated using a reasonable labor cost for services performed, and as provided without payment by an officer, have been recorded as a contribution to capital.

(4)	Income Taxes:

In May 2006, the Company completed and filed its income tax returns for the year ended September 30, 2002 through the year ended September 30, 2005. The total California state income tax liability represented by these years was $3,058 and has been included in the provision for income taxes for the nine months ended September 30, 2006 (unaudited). Associated penalties and interest on this obligation totaled $1,275 and are included in interest expense for the nine months ended September 30, 2006 (unaudited). Additionally, the Company has accrued $800 of California state franchise tax that applies to the tax year ended September 30, 2006 (unaudited).

(5)	Agreement and Plan of Merger:

On May 18, 2006, the Company signed an agreement for a reverse merger with Panda Ethanol and Grove Panda Investments, LLC (“GPI”). The Company concluded this merger in November 2006. As a result of the merger, Panda Ethanol was merged with and into the Company, and the Company remains as the surviving corporation. Under the terms of the agreement, the Company first effected a reverse stock split whereby each share of the Company’s stock outstanding was converted into 0.340885 of a share of the Company’s stock, thus converting the 3,520,250 previously outstanding shares into 1,200,000 shares. The resulting 1,200,000 shares of the Company’s common stock were then issued in exchange on a one-to-one basis for 1,200,000 shares of the surviving corporation. After the close of the merger, these 1,200,000 shares represented 4% of the total issued and outstanding stock of the surviving corporation. At the effective time of the merger, the separate existence of Panda Ethanol ceased, and the surviving corporation continues under the name of Panda Ethanol, Inc. The merger was consummated on November 6, 2006.

During the nine months ended September 30, 2006, the Company incurred approximately $33,000 in legal costs relating to this plan of merger, all of which were incurred to a related party as discussed in Note 3. Since the Company would be considered the acquired entity under this plan of merger for financial reporting purposes, these associated legal costs have been expensed to operations.

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

We were incorporated in Nevada on October 12, 2001. We have designed and built web sites and web applications. We have also provided web development services to enterprises of varying sizes. Our aim was to be a single source of web services for businesses by providing custom graphics, advanced technical designs and detailed site maintenance services. On November 6, 2006, Panda Ethanol, Inc. (“Panda Ethanol”) merged with and into Cirracor Inc. ("Cirracor") with Cirracor continuing as the surviving company. Pursuant to the merger, each outstanding share of Panda Ethanol was converted into the right to receive one share of Cirracor common stock with a total of 28,800,000 shares of Cirracor common stock issued. Immediately prior to the merger, our articles of incorporation were amended to effect a reverse stock split whereby each share of Cirracor common stock was converted to 0.340885 of a share of Cirracor common stock, thus converting the 3,520,250 then outstanding shares into 1,200,000 shares. After the close of the merger, these 1,200,000 shares represented 4% of the total issued and outstanding stock of the surviving corporation. In connection with the merger, the stockholders also approved Amended and Restated Articles of Incorporation which, among other things, changed the name of the Company to “Panda Ethanol, Inc.” and increased the total number of shares for our authorized capital stock.

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

On September 27, 2006, our board of directors approved a change in our fiscal year end from September 30 to December 31. Accordingly, our next Annual Report on Form 10-KSB will be for the year ending December 31, 2006. On November 16, 2006, we filed a Transition Report on Form 10-QSB (the “Transition Report”) for the three months ended December 31, 2005 in connection with our change in fiscal year end.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2005, as amended.

Liquidity and Capital Resources. We are in the development stage. We have cash of $2,806 as of September 30, 2006. We also have $2,136 net value of property and equipment, making our total assets $4,942. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. We believe that, without consummation of the merger, in order to (a) pay our operating expenses, (b) begin marketing our services sufficiently to gain additional clients and (c) expand our operations, we will need additional funds which we may receive from our officers and shareholders. As of September 30, 2006, our total liabilities were $135,503. These liabilities were all current, and included $20,547 of accounts payable and accrued expenses, payables to related parties of $57,165, advances from an officer totaling $6,991, advances from shareholders totaling $50,000, and income taxes payable of $800. We do not have any long term commitments or contingencies.

For the three month period ending September 30, 2006.

Results of Operations.

Revenues. We are in the development stage. For the three months ended September 30, 2006, we did not generate any revenues from our operations. This is in comparison to the three months ended September 30, 2005, where we generated revenues of $6,059 from our website designing services. Our cost of sales for that period was $7,739, making our gross loss ($1,680) for the three months ended September 30, 2005. From our inception on October 12, 2001 through September 30, 2006, we have generated $84,577 in revenues.

Operating Expenses. We are in the development stage. For the three months ended September 30, 2006, our general and administrative expenses were $41,928 making our net loss $41,928 for the period. This is in comparison to the three months ended September 30, 2005, where we had $14,725 in general and administrative expenses, making our net loss $16,597. The increase in our net loss and general and administrative expenses is primarily due to the additional legal and accounting fees incurred as a result of the merger transaction discussed below in “Our Plan of Operation for the Next Twelve Months.”

Interest expense totaled $0 for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2005 related to a Company credit card and totaled $192.

For the nine month period ending September 30, 2006.

Results of Operations.

Revenues. We are in the development stage. For the nine months ended September 30, 2006, we did not generate any revenues from our operations. This is in comparison to the nine months ended September 30, 2005, where we generated $4,370 in revenues from our website designing services. Our cost of sales for that period was $5,787, making our gross loss ($1,417) for the nine months ended September 30, 2005.

Operating Expenses. We are in the development stage. For the nine months ended September 30, 2006, our general and administrative expenses were $99,776, making our net loss $104,909 for the period ended September 30, 2006. This is in comparison to the nine months ended September 30, 2005, where we had $60,645 in general and administrative expenses, making our net loss $62,282 for the period ended September 30, 2005. The increase in our net loss and general and administrative expenses is primarily due to the fact that we incurred additional legal and accounting fees as a result of the merger transaction discussed below in “Our Plan of Operation for the Next Twelve Months.” This increase in our net loss and general and administrative expenses was mitigated by the fact that we did not pay our officer a salary during the nine months ended September 30, 2006.

The provision for income taxes was $3,858 for the nine months ended September 30, 2006, which included $800 of California state franchise tax for the current tax year and $3,058 of California state income taxes for the year ended September 30, 2002 through the year ended September 30, 2005. We completed and filed these tax returns during the quarter ended June 30, 2006.

Interest expense of $1,275 for the nine months ended September 30, 2006 related to penalties and interest on the back tax filings discussed above. Interest expense for the nine months ended September 30, 2005 related to a Company credit card and totaled $220.

Our Plan of Operation for the Next Twelve Months. As of September 30, 2006 our primary objective is to engage in the merger transaction with Panda Ethanol described below. Upon consummation of the merger, we anticipate that we will be engaged exclusively in the business of Panda Ethanol. The business of Panda Ethanol, including its plans for the future, are described in the proxy statement filed on October 25, 2006.

We have cash of $2,806 as of September 30, 2006. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We would need to either consummate the merger with Panda Ethanol or raise additional capital to continue our operations.

As of September 30, 2006, we were not conducting any research and development activities in anticipation of the merger. We do not anticipate conducting such activities in the near future, except as may be appropriate in connection with the business of Panda Ethanol following the merger.

Subsequent Events. On May 18, 2006, we signed an agreement for a reverse merger with Panda Ethanol and Grove Panda Investments, LLC(“GPI”). Subsequent to the period covered by this report, and on November 6, 2006, we consummated this merger. As a result, Panda Ethanol was merged with and into us, and we remain as the surviving corporation, but have changed our name to Panda Ethanol, Inc. Under the terms of the agreement, we first effected a reverse stock split whereby each share of our stock outstanding was converted into 0.340885 of a share of our stock, thus converting the 3,520,250 currently outstanding shares into 1,200,000 shares. The resulting 1,200,000 shares of our common stock were then issued in exchange on a one-to-one basis for 1,200,000 shares of the surviving corporation. After the close of the merger, these 1,200,000 shares represented 4% of the total issued and outstanding stock of the surviving corporation. At the effective time of the merger, the separate existence of Panda Ethanol ceased, and the surviving corporation will continue under the name of Panda Ethanol, Inc.

Pursuant to the Merger Agreement, GPI, which at the time owned 71% of our common stock, agreed to pledge 700,000 of its shares of our common stock as collateral for the representations and warranties made by us in the Merger Agreement. Also as set forth in the Merger Agreement, the surviving corporation will grant certain piggyback registration rights to GPI.

The closing of the Merger with Panda Ethanol was subject to certain conditions, including the completion of a financing transaction by Panda Ethanol, originally expected to be $110,815,000, which had been delayed. On June 7, 2006, we entered into a First Amendment to the Agreement and Plan of Merger (“First Amendment”) whereby it was agreed that Panda Ethanol may issue to institutional or accredited investors approximately $90,000,000 of Common Stock at a price of $6.01 per share in connection with such financing. On June 7, 2006, that financing transaction was completed. The First Amendment also provided that effective immediately after the closing of the merger and for a period of 24 months thereafter, no more than 10% of the shares outstanding on a fully diluted basis as of the closing of the merger may be reserved for grant or issuance under any stock option plans.

Off-Balance Sheet Arrangements. There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2006, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications

32. Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Panda Ethanol, Inc., a Nevada corporation

Date: November 17, 2006	By:	/s/ Todd W. Carter
Todd W. Carter Chief Executive Officer, President, Director