Form 10-K
period 2006-12-31
PANDA ETHANOL, INC.
filed 2007-04-02
CIK 1167880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50282

PANDA ETHANOL, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0986282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Spring Valley, Suite 1002 Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 361-1200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock, $0.001 par value per share (the “Common Stock”), held by nonaffiliates of the registrant, based on the last sale price of the Common Stock on the last business day of Panda Ethanol’s most recently completed second fiscal quarter, was $8,162.

As of March 28, 2007, 31,066,659 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PANDA ETHANOL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

Overview

In this annual report on Form 10-K, the words “Panda Ethanol” refer to Panda Ethanol, Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. Panda Ethanol is a Nevada corporation. On November 6, 2006, Panda Ethanol, Inc. (a Delaware corporation), which is referred to in this annual report as Panda Ethanol-Delaware, merged with and into Cirracor, Inc., which we refer to as Cirracor, a Nevada corporation. The surviving Nevada corporation after the merger changed its name to “Panda Ethanol, Inc.” In this discussion and analysis of Panda Ethanol’s financial condition and results of operations, the words “company,” “we,” “our,” “ours” and “us” refer to the surviving company after the merger and its subsidiaries, unless otherwise stated or the context otherwise requires.

Headquartered in Dallas, Texas, Panda Ethanol was organized to develop, own and operate a multi-site portfolio of innovative manure-fueled and gas-fueled ethanol plants and to service the growing demand for and increased usage of renewable fuels in the United States. Most of the ethanol consumed in the U.S. is derived from domestically-grown corn and purchased by petroleum refiners and gasoline marketers who blend ethanol with gasoline to cost-effectively extend their supply of refined products, increase octane and reduce tailpipe emissions. According to the Renewable Fuels Association, or RFA, in 2006, blenders consumed approximately 5.4 billion gallons of ethanol, which represents a small but growing portion (4%) of our nation’s 141.5 billion gallon per year transportation fuel mix, based upon figures from Energy Information Administration, or EIA. To meet the accelerating demand for ethanol as a motor fuel additive, the U.S. ethanol industry has increased production over 300% from 1.6 billion gallons in 2000 to 4.9 billion gallons in 2006, according to the RFA. We believe the ethanol market will continue to grow as a result of its favorable production economics relative to gasoline, ethanol’s clean burning and high performance characteristics, a shortage of petroleum refining capacity, geopolitical concerns regarding the nation’s continued reliance on imported oil, numerous federal and state mandates increasing the usage of renewable fuels, as well as the continued support by the automotive industry, politicians, farmers and the general public. We also believe that the continued development and adoption of E85, a fuel blend composed primarily of ethanol, could expand the potential market for ethanol beyond that as a high-octane fuel additive and position it as a viable market alternative to unleaded gasoline.

To take advantage of the anticipated growth in the overall renewable fuels market, we are actively developing a number of large-scale ethanol production facilities in Texas and other strategic locations in the U.S. Our inaugural ethanol project in Hereford, Texas is financed and under construction and once completed is expected to produce approximately 105 million gallons of denatured ethanol per year. The Hereford facility is situated in the heart of a large cattle feedlot region and will be equipped with a biomass gasification system designed to gasify approximately one billion pounds of cattle manure per year to generate the process steam required to manufacture ethanol. We anticipate that using manure instead of natural gas as the plant’s primary thermal energy source will provide our facility with a meaningful operating cost advantage over more traditional ethanol facilities. While we currently do not produce ethanol, we estimate that our Hereford facility will begin the production of ethanol in commercial quantities in the fourth quarter of 2007. We are also in various stages of development of several additional ethanol projects in Yuma, Colorado, Haskell County, Kansas, Sherman County, Texas, Muleshoe, Texas and Lincoln County, Nebraska, among others. We anticipate that four of our six publicly announced projects will be manure-fueled and two will be gas-fueled. In addition to Hereford, two other publicly announced projects have received air permits (Yuma and Haskell) and the remaining three have air permits filed and under review. Each of these facilities is designed to have a nameplate production capacity of 105 million gallons of denatured ethanol per year. The following is a more detailed summary of these projects.

Hereford Facility. Our inaugural manure-fueled ethanol project is financed and being constructed on a 383-acre site in Hereford, Texas. The facility is expected to produce approximately 105 million gallons of denatured ethanol per year and is designed to generate process steam by gasifying cattle manure collected from local feedlots and dairies. The facility will also be equipped with back-up natural gas boilers designed to ensure operations on a continual basis. In addition to the production of fuel ethanol, the facility is expected to produce approximately 312,000 tons per year (on a dry matter basis) of wet distillers grains with solubles, or WDGS, a high-protein nutritional feed supplement, which we will market to local feedlots. We estimate that the facility will use approximately 38 million bushels of corn per year in its production process. We received air permits for the Hereford project in October 2005, closed debt financing in July 2006 and began construction in August 2006. We currently estimate that the Hereford facility will begin the production of ethanol in commercial quantities in the fourth quarter of 2007.

Yuma Facility. The Yuma, Colorado facility is also designed to produce approximately 105 million gallons of denatured ethanol per year. Although it is located in a deep cattle feedlot market, the facility will generate its process steam from mid-continent natural gas and lower-cost Rocky Mountain natural gas, when and if available. In addition to ethanol, the facility is expected to produce approximately 312,000 tons per year of distillers grains (on a dry matter basis), up to one-half of which will be dried and sold as dried distillers grains with solubles, or DDGS, and the remaining amount will be marketed locally as WDGS. Due to the increased “shelf life” of DDGS, we have various marketing options for this product. The facility will require an estimated 38 million bushels of corn per year. The proposed site is 292-acres and is currently under an option to purchase through July 31, 2007. We obtained an air permit for this project in September 2006 and on March 1, 2007, we entered into an EPC Contract with Lurgi, Inc., or Lurgi, for the construction of the facility. The Yuma EPC Contract will become fully effective upon issuance of a notice to proceed following completion of financing. Accordingly, we are actively seeking the debt and additional equity financing required to commence construction of the Yuma facility.

Haskell Facility. The Haskell, Kansas facility is also designed to produce approximately 105 million gallons of denatured ethanol per year. Similar to our Hereford facility, the Haskell facility will generate process steam by gasifying cattle manure collected from local feedlots and also be equipped with a back-up natural gas boiler. In addition to ethanol, the facility is currently expected to produce approximately 312,000 tons per year (on a dry matter basis) of WDGS, which will be marketed to the local feedlots. We estimate that the facility will process approximately 38 million bushels of corn per year. The proposed site is 1,120-acres and is currently under an option to purchase through February 1, 2008. We have received air permits and a waste water discharge permit from the appropriate governing authorities for the Haskell project. We are currently engaged in discussions with various EPC contractors and plan to proceed with seeking the debt and additional equity financing required to commence construction of the Haskell facility once an EPC agreement is executed.

Other. In addition, we are currently planning the development of several other ethanol projects in Texas and the Midwest. Each of these projects is in various stages of development. Depending on the then current market conditions, we also anticipate that we may develop or make additional investments in various assets related to ethanol facilities including railcars, trucks, ethanol pipelines, storage and terminal facilities, grain storage elevators and shuttle train loading facilities.

To finance our ongoing development and capital needs, we will need to incur additional indebtedness, issue additional securities and/or sell interests in or form partnerships or joint ventures to develop our specific projects. Any such transactions may be consummated by Panda Ethanol or by the particular subsidiaries of Panda Ethanol that own and are developing the specific ethanol projects. Any such dispositions of interests in the specific projects may result in a deconsolidation of these project subsidiaries, depending on the aggregate ownership percentage retained by us or our subsidiary, from our consolidated financial results and may result in a material decrease in our interest in, and control over, such projects. No assurance can be given that any such financings, sales of interests or securities, or formations of partnerships or joint ventures may be consummated or that we will be able to obtain the necessary amounts to fund these development costs and capital needs. There can also be no assurance that we will be successful in our efforts to develop, construct and operate one or more ethanol plants. Even if we meet all of these objectives and begin operations successfully, there can be no assurance that we will be able to operate profitably. For more information on possible financing and development proposals relating to our various projects, see “ Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” beginning on page 42.

Panda Ethanol’s principal executive offices are located at 4100 Spring Valley, Suite 1002, Dallas, Texas 75244. Panda Ethanol’s telephone number is (972) 361-1200.

History of Panda Ethanol

As Panda Energy International, Inc., or Panda Energy, the former parent company of Panda Ethanol—Delaware, began developing a portfolio of ethanol projects, it recognized the need to segregate its ethanol-related projects and resources to provide a vehicle for growth within the ethanol market. In May 2006, Panda Energy formally completed this separation by incorporating Panda Ethanol, Inc. in Delaware and contributing its ethanol-related assets to Panda Ethanol—Delaware. Until June 7, 2006, Panda Ethanol—Delaware was a wholly-owned subsidiary of Panda Energy. On June 7, 2006, Panda Ethanol—Delaware closed a private placement of approximately 14.9 million shares of its common stock for total gross proceeds of approximately $90.0 million. After the private placement, Panda Energy owned 48% of the issued and outstanding shares of common stock of Panda Ethanol—Delaware. The proceeds from the private placement are being used to help finance the construction and operation of the Hereford facility.

On November 6, 2006, Panda Ethanol—Delaware merged with and into Cirracor, a Nevada corporation formed in October 2001, pursuant to a merger agreement dated May 18, 2006. Cirracor was formerly engaged in the business of designing and building web sites and web applications and provided web development services to enterprises of varying sizes. The surviving company of the merger changed its name from “Cirracor, Inc.” to “Panda Ethanol, Inc.” and remains incorporated in the State of Nevada. Pursuant to the merger, each outstanding share of common stock of Panda Ethanol—Delaware was converted into the right to receive one share of Cirracor common stock with a total of 28,800,000 shares of Cirracor common stock issued for 28,800,000 shares of Panda Ethanol—Delaware common stock.

On December 1, 2006, we sold 1,066,667 shares of our common stock in a private placement for total proceeds of $8 million, which is being used to fund working capital and project development expenses. Of these shares, 400,000 were purchased by Panda Energy. Panda Energy now beneficially owns 45.8% of our common stock.

Panda Ethanol anticipates that each of its projects will be owned by a single-purpose, wholly-owned subsidiary of Panda Ethanol and operated through an affiliate of Panda Ethanol. Panda Hereford Ethanol, L.P., Panda Yuma Ethanol, L.P. and Panda Haskell Ethanol, L.P., for example, were formed to develop and own the Hereford, Yuma and Haskell projects, respectively.

Panda Ethanol anticipates that debt for the construction of its facilities will be incurred at the subsidiary level and will be non-recourse to Panda Ethanol. In July 2006, Panda Hereford Ethanol, L.P. completed project level debt financings aggregating approximately $188.1 million.

History of Panda Energy

Panda Ethanol’s founder and current largest stockholder, Panda Energy, has developed, financed, constructed, owned and operated power generation facilities and other large scale, energy-related projects worldwide since 1982. Its accomplished team of professionals, many of whom are now dedicated Panda Ethanol employees, have developed, structured and financed complex, capital-intensive energy projects representing more than 9,000 megawatts of clean-energy technology with a total cost of over $5 billion. Some of the highlights of Panda Energy’s history include the following:

•	Partnered with leading industry and financial participants in domestic and international project financing, construction, ownership and operation of independent power projects.

•	Managed the construction of projects with multi-national contractors including Duke-Fluor Daniel, Raytheon, Hawker-Siddley, Harbin Power Engineering, China Gezhouba Construction, and SNC Lavalin.

•

Designed, sited, financed and concurrently constructed two gas-fueled merchant electric generation facilities, which, at the time of construction, were the largest such facilities in the U.S., totaling 4,400 MW, with $2.8 billion financing and more than 4,000 workers onsite at peak construction.

•

Obtained full Federal Energy Regulatory Commission, or FERC, approval for, financed and constructed a 42-mile long, 30-inch wide interstate natural gas pipeline capable of moving 430 million standard cubic feet per day, at a cost of $35 million, without using rights of condemnation.

•	Obtained the first U.S. capital markets financing for construction of a power plant in China.

•	Financed, constructed and operated the first U.S. sponsored run-of-the-river hydroelectric project in Nepal at a cost of approximately $98.2 million.

•

In a model for public/private partnerships, Panda Energy helped improve the Sparta underground aquifer in Union County, Arkansas which was facing damage from over production. Panda Energy designed, financed and constructed a 65 million gallon per day river water intake structure, clarification facility and 48-inch transportation pipeline at a cost of approximately $50 million—then transferred ownership and operation to the Union County Water Conservation Board.

We believe we are positioned to benefit from Panda Energy’s experience, relationships and experienced management team and employee base. Each member of our management team has served in a leadership role at Panda Energy, and most of our employees are also former employees of Panda Energy.

Competitive Strengths

Our competitive strengths include the following:

•

Proven Management Team. Our current management team is primarily comprised of former members of the management team of Panda Energy. This management team has successfully developed, financed, constructed, owned and operated power generation facilities and other large scale, energy-related projects worldwide. Since its inception in 1982, Panda Energy successfully developed over 9,000 total megawatts of power generation. We believe we are well-positioned to benefit from our management team’s experience in the development and operation of large scale energy projects. Each member of our management team has between 10 and 40 years of experience within their respective disciplines in the energy and ethanol production industries and has served in a leadership role at Panda Energy.

•

Strategic Sites with Distinct Cost Advantages. Certain of our facilities, such as the Hereford facility, will be strategically located near cattle feed lots. We anticipate that biomass gasification technology will allow the utilization of locally available cattle manure to meet the process steam needs of the ethanol production process, which will greatly reduce overall energy and transportation costs and reduce the impact of energy price volatility associated with natural gas at these facilities. These facilities will also have access to a large, local wet distillers grains market, which we believe will reduce the need to dry the grains and thereby reduce operating, transportation and capital costs. In addition, we should receive more net revenues for our grains because wet distiller grains typically yield higher prices than dry distiller grains.

•

Producer of Scale. We are developing large facilities, anticipated to produce 100 million or more gallons of denatured ethanol per year, that will operate on a continual basis and allow economies of scale over smaller plants that are currently operating or in development or construction stages. Furthermore, our development pipeline of projects is significant and represents approximately

630 million gallons of publicly announced annual production capacity which, if realized, would establish us as one of the leading producers of ethanol in the industry.

•

Use of New and Developing Technologies. In an effort to take advantage of the rapid advances in the ethanol industry, one of our priorities is to identify and evaluate new and developing technologies that have been proven in the industry. In addition, we are developing our projects to allow for upgrades and enhancements without rendering the related facilities obsolete.

Business Strategy

Our objective is to help meet the nation’s need for clean, economic, alternative energy sources that will decrease the nation’s dependence on imported fossil fuels. We expect to capitalize on economic benefits and public policy drivers for renewable fuels such as ethanol and biodiesel and to develop cost-competitive production facilities. Key elements of our strategy to achieve this objective include:

•

Leverage experience of our accomplished management team. With a management team comprised of seasoned executives from Panda Energy, we intend to leverage the experience of our management team in the development, financing, construction and operation of large scale, energy-related projects by applying core principals and disciplines from the energy industry to the ethanol industry. In addition, we hope to build on our management team’s history of implementing innovative and complex sales structures for various products by applying and benefiting from innovative new technologies for ethanol production and associated by-products.

•

Develop new production capacity. We intend to capitalize on the growing U.S. demand for ethanol by developing significant production capacity over the next several years. In pursuing our strategy for growth, we seek to develop large-scale facilities with continual operations, leverage the experience of our management team, build upon our significant work in development and identification of projected sites and incorporate technology improvements.

•

Focus on cost efficiency. We plan to take advantage of our large production capacity and greater economies of scale to become more energy efficient and increase yield. We anticipate that our ethanol facilities will, where available, utilize manure-fueled gasification technology as a thermal energy source. In such locations, in addition to low-cost biomass, we anticipate that we will have access to a large WDGS market, a nationwide market for DDGS, favorable ethanol transportation dynamics and certain economies of scale that we believe will create an operational cost advantage.

•

Explore alternative technologies. We are implementing biomass gasification systems at many of our facilities. These systems should allow us to keep down our energy costs by using biomass, such as cattle manure, cotton gin trash, switchgrass, straw, corn stover and other fibrous materials, as a substitute energy source in place of natural gas. We have also investigated the developing process of extracting corn oil during the ethanol production process and selling corn oil or using it to produce biodiesel, a clean burning alternative fuel that can be used in diesel engines with petroleum diesel to lower emissions and improve lubricity. If corn oil extraction recovery rates are improved, we may be able to produce biodiesel economically, which could increase the value of our co-products. We are closely following and anticipating development in this area.

•

Implement a vertical integration strategy. We desire to not only be a leading ethanol producer, but to lead efforts in the entire cycle of ethanol distribution and sale. We would like to vertically integrate the ethanol production process throughout the ethanol supply chain from production to final user. Depending on then current market conditions, we anticipate that we may develop or make additional investments in various assets related to ethanol production including ethanol pipelines, storage and terminal facilities, including grain origination and destination facilities and storage elevators for grain loading and unloading, new logistics and shipping options, physical and financial trading and swaps, rail, barge and truck infrastructure and state of the art data capture and transmission. The shipping and infrastructure efforts may encompass barge operations, grain and ethanol loading and off loading facilities and investigation of pipeline shipping options for ethanol. We may also evaluate and pursue opportunities for expansion of our business through acquisitions that we believe will add production capacity or further our goal of achieving vertical integration.

Industry Background

Ethanol is a type of alcohol produced by the fermentation of plant starches and sugars. In the United States, ethanol is typically produced from corn and other grain products, although in the future it may be economically produced from other biomass resources such as agricultural and forestry wastes or specially grown energy crops.

Ethanol is marketed across the U.S. as a gasoline blend component that serves as a clean air additive, an octane enhancer and a renewable fuel resource. It is blended with gasoline (i) as an oxygenate to help meet fuel emission standards, (ii) to improve gasoline performance by increasing octane levels and (iii) to extend fuel supplies. A small but growing amount of ethanol is also used as E85, a renewable fuels-driven blend comprised of up to 85% ethanol.

Generally, ethanol is sold through contracts which are typically six months in duration. Ethanol is generally priced using one of three methodologies: a negotiated fixed price, a price based upon the spot market price of ethanol at the time of shipment plus or minus a fixed amount, or a price based upon the price of wholesale gasoline plus a fixed amount. The principal factors historically affecting the price of ethanol are:

•

The price of gasoline. Because ethanol is sold in both discretionary markets as well as in markets where reformulated gasoline, or RFG, is required in order to meet federal and state fuel emission standards, and is used as both an additive to, and substitute for, gasoline, the price of ethanol over the long term has been highly correlated to the price of gasoline, which closely follows the price of oil;

•

Federal ethanol tax incentives. The Volumetric Ethanol Excise Tax Credit, or VEETC, provides a $0.51 cent per gallon payment and incentive to refiners who blend ethanol with gasoline. This federal tax incentive enables refiners and blenders to pay a premium for ethanol relative to the price of gasoline since the higher price for the ethanol is offset by the amount of the tax credit. As a result, the per gallon price for ethanol has generally traded around the price of wholesale gasoline plus the value of the VEETC; and

•

Ethanol industry fundamentals (i.e. capacity and demand). The ethanol industry has experienced significant growth in recent years, both in terms of supply capacity and demand. In periods when supply has exceeded demand, the price of ethanol has tended to fall below the cost of wholesale gasoline plus the value of the VEETC. In periods when demand outpaced supply, the price of ethanol tended to be at or above the cost of wholesale gasoline plus the value of the VEETC. See “Item 1A—Risk Factors—Risks Related to the Ethanol Industry—We operate in a highly competitive industry with low barriers to entry. In addition, if the expected increase in ethanol demand does not occur, or if the demand for ethanol otherwise decreases, there may be excess capacity in our industry.”

According to recent industry reports, approximately 95% of domestic ethanol has been produced from corn fermentation and, as such, is primarily produced in the Midwestern corn-growing states. The principal factor affecting the cost to produce ethanol is the price of corn. See “Item 1A—Risk Factors—Risks Related to Our Ethanol Production—Our business is dependent upon the availability and price of corn. Significant disruptions in the supply of corn would materially affect our operating results. In addition, since we generally cannot pass on increases in corn prices to our customers continued periods of historically high corn prices may also materially adversely affect our operating results.”

According to the RFA, the U.S. fuel ethanol industry has experienced rapid growth, increasing annual production from 1.6 billion gallons in 2000 to 4.9 billion gallons in 2006. In addition, there is a significant amount of capacity being added to our industry. According to the RFA website, approximately 6.4 billion gallons per year of production capacity was under construction as of March 13, 2007. Increases in ethanol demand have been driven by recent trends as more fully described below:

•	Emission reduction. Ethanol is an oxygenate which, when blended with gasoline, reduces vehicle emissions. Ethanol’s high oxygen content burns more completely than gasoline, emitting fewer pollutants into the air. Ethanol demand increased substantially after 1990 when federal law began requiring the use of oxygenates (such as ethanol or methyl tertiary butyl ether, or MTBE) in RFG in cities with unhealthy levels of air pollution on a seasonal or year round basis. Although the federal oxygenate requirement was eliminated in May 2006, oxygenated gasoline continues to be used in order to help meet separate federal and state fuel emission standards. Historically, refiners chose MTBE over ethanol as the main oxygenate in RFG in cities outside of the Midwest because MTBE could be blended at the refinery and shipped through existing pipelines. Twenty-five states have now banned, or significantly limited the use of MBTE, including California and New York. Accordingly, the refining industry had to greatly reduced the use of MTBE, making ethanol the primary clean air alternative oxygenate currently used. See “—Legislation—State legislation banning or significantly limiting the use of MTBE.”

•

Energy Independence. The U.S.’s dependence on foreign oil has increased every year. The EIA states that out of the 20.8 million barrels of petroleum consumed per day by the U.S. in 2005, 66% was imported. This dependency is expected to rise to an estimated 70% by 2030. Political instability and attacks on oil infrastructure in the major oil producing nations periodically disrupt the flow of oil and have added a “risk premium” to world oil prices. At the same time, demand for oil has increased as developing nations such as China and India continue to industrialize. As a result, world oil prices topped $70/barrel several times in 2005 and 2006 and averaged above $60/barrel in 2006. Ethanol is a domestic, renewable source of energy, and thus could increase the availability of domestic fuel supplies and reduce the U.S. dependence on foreign oil. In 2006, the RFA calculated that ethanol usage reduced the U.S. trade deficit by $11 billion by eliminating the need to import 170 million barrels of oil.

•

Octane enhancer. Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks (including both reformulated gasoline blendstock for oxygenate blending, or RBOB, and conventional gasoline blendstock for oxygenate blending, or CBOB, and for upgrading regular gasoline to premium grades.

•

Fuel stock extender. According to the EIA, while domestic petroleum refinery output has increased by approximately 27% from 1980 to 2005, domestic gasoline product supplied has increased 39% over the same period. By blending ethanol with gasoline, refiners are able to expand the volume of the gasoline they are able to sell.

•

Growth in E85 usage. E85 is a blended motor fuel containing 85% ethanol and 15% gasoline and, according to the RFA annual report, is currently sold at approximately 1,120 stations across the United States. E85 can be used in approximately 6 million Flexible Fuel Vehicles presently on the road. Although E85 currently represents less than 1% of the ethanol market, automakers such as Ford Motor Company and General Motors have recently announced initiatives to double flexible fuel vehicle production. Additionally, several states, such as New York, Pennsylvania, Michigan and Missouri, have launched “Ethanol Corridor” initiatives which call for availability of E85 fuel at every service station along a major interstate.

The positive emissions and engine performance attributes of ethanol have, in part, led to a number of legislative proposals intended to increase the usage of ethanol and renewable fuels generally. Several of these proposals are highlighted below.

•

The VEETC, which was recently extended until 2010, allows those who blend ethanol with gasoline to take a $0.51 excise tax credit for each gallon of ethanol they use, or $0.051 per gallon of gasoline sold at a blend rate of 10%. The proposed Renewable Fuels and Energy Independence Act of 2007, as currently drafted, would permanently extend this blender tax credit. In addition, a tariff of $0.54 per gallon is generally levied on certain imported ethanol, which Congress has recently extended until January 1, 2009.

•	The Energy Policy Act of 2005 included a nationwide renewable fuels standard, or RFS, as a replacement for the federal oxygenate requirement. The RFS establishes minimum nationwide levels of renewable fuels, such as ethanol. The RFS increases from 4.0 billion gallons of RFS required usage in 2006 to 7.5 billion gallons by 2012. Several states, such as Minnesota, Montana and Hawaii have enacted their own renewable fuel standards, which in some instances exceed federally-mandated targets.

•

Most recently, President Bush announced, in his 2007 State of the Union address, support for reducing gasoline usage by 20% from current levels by 2017, and proposing an increase in the federally-mandated usage of renewable fuels, which includes corn ethanol, to 35 billion gallons per year by 2017. We believe that continued legislative support for renewable fuels, combined with the positive performance and environmental characteristics of ethanol, will support increases in ethanol demand in the future.

Ethanol Production Process

The production of ethanol from corn can be accomplished through one of two separate processes: wet milling and dry milling. The main difference between the two processes is in the initial treatment of the grain and the resulting co-products. We plan to use the dry milling process in our production of ethanol. We anticipate that our dry mill will yield approximately 2.8 gallons of denatured ethanol per bushel of corn.

Dry Milling

In our dry milling process, the entire corn kernel is first ground into flour, which is referred to in the industry as “meal,” and processed without separating out the various component parts of the grain. The meal is processed with enzymes, ammonia and water, and then placed in a high-temperature cooker to reduce bacteria levels ahead of fermentation. It is then transferred to fermenters where yeast is added and the conversion of sugar to ethanol begins. The fermentation process generally takes about 40 to 50 hours. After fermentation, the resulting liquid is transferred to distillation columns where the ethanol is separated from the remaining “stillage” for fuel uses. The anhydrous ethanol is then blended with approximately 4.75% denaturant, such as gasoline, to render it undrinkable and thus not subject to beverage alcohol tax. With the starch elements of the corn consumed in the above described process, the principal co-product produced by the dry milling process is distillers grains with solubles, or DGS. DGS is sold as a protein and energy source for animal feed. Distillers grains are used in animal feed in both wet (WDGS) and dry (DDGS) forms. Sales of DGS to livestock and feed producers recover a significant portion of the total corn cost. Panda Ethanol aims to recover approximately 35-40% of its corn costs related to its dry milling process through its sale of DDGS and WDGS.

Corn to Ethanol Conversion Process

The following graphic depicts the ethanol cycle from field to market for a biomass combustion system utilizing cattle manure, such as the Hereford facility:

Ethanol Co-Products

Distillers grain with solubles. A co-product of dry milling ethanol production, DGS is a high-protein and high-energy animal feed. DGS consists of the concentrated nutrients (protein, fat, fiber, vitamins and minerals) remaining after the starch in the corn is converted to ethanol. DGS is a common ingredient in cattle diets, and is seeing increased utilization in poultry, swine and other livestock feed.

Our facilities will utilize the latest DGS production technology and produce high quality, or golden, DGS, which commands a premium over products from less modern plants. Golden DGS has higher availability of nutrients and is more easily digested than other products.

DGS is sold in two forms: WDGS and DDGS. WDGS is similar to DDGS except that the final drying stage of DDGS is bypassed and the product is sold as a wet feed containing 35% to 50% dry matter, as compared to DDGS, which contains about 90% dry matter. WDGS is an excellent livestock feed with somewhat better nutritional characteristics than DDGS because it has not been exposed to the heat of drying. WDGS is sold locally because of the higher cost of transporting the wet product to distant markets and its shorter shelf life.

Most distillers grain produced by ethanol facilities is produced in the Midwest and is being dried by those facilities. Due to the unique livestock markets in which our manure-fueled facilities are situated, we will not be required to dry all the distillers grains produced. This creates several advantages over having to dry the product. In addition to the nutritional advantage that WDGS has over DDGS, WDGS also possesses ration “conditioning” properties that reduce the time associated with training the livestock to make the DGS a part of their diet. The use of WDGS also reduces overall energy costs by eliminating the costs associated with drying the DGS. DDGS also become hard to handle as they are transported because of density and moisture problems causing the product to harden or set up. We anticipate that transportation cost savings will be a substantial advantage to the economic performance of our projects as feed yards and the growing dairy cattle market create the most concentrated demand markets in the U.S.

Overview of Raw Material Supply, Pricing and Hedging

We will seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and natural gas futures contracts. To mitigate ethanol price risk, we plan to sell a portion of our production forward under fixed price and indexed contracts. The indexed contracts are typically referenced to a futures contract such as unleaded gasoline on the NYMEX, and we may hedge a portion of the price risk associated with index contracts by selling exchange-traded unleaded gasoline contracts. We believe our strategy of managing exposure to commodity price fluctuations will reduce somewhat the volatility of our results.

Corn procurement and hedging strategy. We plan to employ the following corn procurement methods and related hedging strategies:

•	we will purchase corn through spot cash, fixed-price forward and delayed pricing contracts; and

•

we will utilize hedging positions in the corn futures and options markets on the Chicago Board of Trade, or CBOT, to manage the risk of excessive corn price fluctuations or to lock in specific “crush” margins for a portion of our corn requirements. The “crush” is generally defined as the net profit or loss of fixed and variable cost associated with producing a specific amount of ethanol in a specific time frame netted against the value of proceeds of ethanol and all co-products for that same time frame.

We will utilize futures and options positions on the CBOT to hedge a portion of our exposure to corn price risk. In addition, our facilities will have significant corn storage capacity to help protect against potential supply disruptions. We intend to maintain inventories of corn at each of our facilities. These inventories will range generally from 10 to 45 days of supply, depending on the time of year, the current market price for corn and other factors.

Natural gas procurement and hedging strategy. We will be subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process and which can be subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. Accordingly, we plan to hedge a portion of our exposure to natural gas price risk from time to time by using fixed price or indexed exchange-traded futures contracts.

Unleaded gasoline hedging strategy. Because some of our contracts to sell ethanol will be priced based on the price of unleaded gasoline, we plan to establish from time to time an unleaded gasoline hedge position using exchange-traded futures to reduce our exposure to unleaded gasoline price risk.

Marketing Arrangements

Ethanol marketing. From a strategic viewpoint, we are developing relationships with existing and potential ethanol buyers to be able to market and sell our product. For the Hereford plant, the Yuma plant and the Haskell plant, this initially will be through a marketing agreement with Aventine Renewable Energy, Inc., or Aventine, for the marketing, billing, receipt of payment and other administrative services for substantially all of the ethanol that we will produce at these facilities. Under the terms of the agreements, we will sell our ethanol to Aventine for the price at which Aventine resells the ethanol, less costs of distribution and a sales commission. The agreements each have a two-year term.

We have also entered into an agreement with Aventine that contemplates the formation of an Aventine-administered pool comprised entirely of ethanol from Panda Ethanol owned and/or operated facilities.

Panda Ethanol would have the option to form such a pool through a wholly-owned subsidiary once it has three or more ethanol facilities in production and under marketing contracts with Aventine.

In connection with marketing and selling our own ethanol, we will need to establish our own marketing, distribution, transportation and storage infrastructure. This will involve obtaining sufficient numbers of railcars and storage depots near our customers and at other strategic locations to ensure efficient delivery of our finished ethanol product. We will also need to hire or outsource a marketing and sales force and logistical and other operational personnel to properly staff our distribution activities. In addition, we expect that our senior management will need to devote a larger portion of their time to the management of sales, marketing and distribution activities. Accordingly, an Aventine administered pool consisting of 100% of our own ethanol, if realized, would give us flexibility in the marketplace and the ability to phase in our own marketing efforts, depending on then current marketing conditions.

Distillers grains marketing. We will market our distillers grains both nationally and locally either through our sales force or through third party marketers. Our DDGS will be primarily marketed nationally to agricultural customers for use in commercial feed. Our WDGS will be sold to agricultural customers for use in animal feed that is produced and consumed locally. These sales will be made pursuant to agreements typically lasting from six to twelve months. In markets with sufficient local livestock populations, we will market the DGS production as WDGS. To prevent depressing the local market price of DGS, in areas without sufficient livestock numbers to easily utilize the full plant production as WDGS, portions of the production will be dried and sold as DDGS. DDGS sales will typically be focused in areas of livestock concentration greater distances from the plant than wet product can be economically shipped.

Financing and Development Risks

To finance our ongoing development and capital needs, we will need to incur additional indebtedness, issue additional securities and/or sell interests in or form partnerships or joint ventures to develop our specific projects. Any such transactions may be consummated by Panda Ethanol or by the particular subsidiaries of Panda Ethanol that own and are developing the specific ethanol projects. Any such dispositions of interests in the specific projects may result in a deconsolidation of these project subsidiaries, depending on the aggregate ownership percentage retained by Panda Ethanol or its subsidiary, from the consolidated financial results and may result in a material decrease in our interest in, and control over, such projects. No assurance can be given that any such financings, sales of interests or securities, or formations of partnerships or joint ventures may be consummated or that we will be able to obtain the necessary amounts to fund these development costs and capital needs. There can also be no assurance that we will be successful in its efforts to develop, construct and operate one or more ethanol plants. Even if we meet all of these objectives and begin operations successfully, there is no assurance that we will be able to operate profitably.

Competition

The market in which we will sell our ethanol is highly competitive. We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including the following principal competitive factors:

•	price;

•	reliability of our production processes and delivery schedule;

•	volume of ethanol produced and sold;

•	proximity to ethanol and WDGS markets;

•	management team;

•	facility size—economies of scale;

•	double loop track;

•	45 day corn storage capacity at certain facilities;

•	biomass application for process steam at certain facilities;

•	price of raw materials, including corn, natural gas and steel;

•	EPC contractor availability; and

•	price and availability of labor.

With respect to distillers grains, we will compete with other suppliers (i.e., other ethanol producers) as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality.

Legislation

Energy Policy Act. The Energy Policy Act established minimum annual volumes of renewable fuel to be used by petroleum refiners in the fuel supply. The annual requirement grows to 7.5 BGY by 2012. Also, the Energy Policy Act did not provide liability protection to refiners who use MTBE as a fuel additive. Given the extent of the environmental concerns associated with MTBE, we believe that this will serve as a catalyst to hasten the replacement of a significant portion of the remaining MTBE volumes with ethanol in the near future. Finally, the Energy Policy Act removed the oxygenate requirements that were put in place by the Clean Air Act. The Energy Policy Act also included anti-backsliding provisions, however, that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing a source for continued need for ethanol.

There is the potential that some or all of the RFS may be waived. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate domestic supply to meet the requirements.

The federal blenders’ credit. First implemented in 1979, the federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction of $0.51 per gallon of ethanol. The incentive program is scheduled to expire in 2010 (unless extended).

The federal Clean Air Act. The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

State legislation banning or significantly limiting the use of MTBE. In recent years, due to environmental concerns, 25 states have banned, or significantly limited, the use of MTBE, including California, Connecticut and New York. Ethanol has served as a replacement for much of the discontinued MTBE volumes and is expected to continue to replace future MTBE volumes that are removed from the fuel supply.

Federal tariff on imported ethanol. In 1980, Congress imposed a tariff on foreign produced ethanol, made from sugar cane, to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire in 2009 (unless extended).

Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development, we believe imports from the Caribbean region will continue, subject to the limited nature of the exemption.

There is a flat 2.5% ad valorem tariff on all imported ethanol. The duty, however, does not apply to certain countries under free trade agreements. For example, NAFTA allows Canada and Mexico to export ethanol to the United States duty-free. Canada and Mexico are exempt from duty under the current NAFTA guidelines.

The federal blenders’ credits and tariffs, as well as other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures. Consequently, they might be the subject of challenges thereunder, in whole or in part.

See “Item 1A—Risk Factors—Risks Related to Government Regulation—The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation, and any changes in legislation or regulation could materially adversely affect our results of operations and financial condition” beginning on page 31, and “Item 1A—Risk Factors—Risks Related to Government Regulation—Federal regulations concerning tax incentives could expire or change which could reduce our revenues” beginning on page 32.

Environmental Matters

Our planned future operations will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees and other health and safety matters. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we will own or operate and at off-site locations where we have arranged or will arrange for the disposal of waste materials or hazardous substances. If these substances are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies or by private parties, we may be responsible under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), analogous state statutes, or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. Panda Ethanol has received no notice of any material environmental liabilities relating to contamination at or from its facilities or at off-site locations where it has transported or arranged for the disposal of hazardous substances or waste materials.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. We anticipate that the regulation of our business operations under environmental laws and regulations will increase and become more stringent over time. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our planned ethanol facilities. Present and future environmental laws and regulations (and related interpretations) applicable to our planned future operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions will be subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds.

In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. We believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties, as well as fines and penalties under applicable environmental law. As protection against operating hazards, we maintain and plan to maintain insurance coverage against some, but not all, potential losses. Our coverage includes, or will, when appropriate, include, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is and will be adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and its regulations. The Occupational Safety and Health Act hazard communication standard, the Environmental Protection Agency’s community right-to-know regulations and similar state programs also may require us to organize and/or disclose information about hazardous materials used or produced in our operations.

See “Item 1A—Risk Factors—Risks Related to Government Regulation—We are subject to extensive environmental laws and regulations and the cost of compliance and/or non-compliance with extensive environmental laws and regulations could have a material adverse effect on our business” beginning on page 32, “Item 1A—Risk Factors—Risks Related to Government Regulation—We may be subject to legal actions brought by third parties for actual or alleged violations of certain of our environmental permits or environmental laws and regulations or for the remediation of contamination” beginning on page 33 and “Item 1A—Risk Factors—Risks Related to the Development and Construction of our Ethanol Plants—We could face environmental permitting, easement or right-of-way issues that may delay or prevent construction or increase our costs” beginning on page 23.

Employees

Currently, we have 52 employees. Pursuant to the terms of a transition services agreement, Panda Energy and its affiliates provided all of Panda Ethanol’s managers, officers and individuals who perform services related to Panda Ethanol’s operations, management, marketing, project management, logistics and administration prior to October 1, 2006. Commencing on October 1, 2006, most individuals then currently subject to the transition services agreement became employees of Panda Ethanol. Some of these employees currently provide services to Panda Energy pursuant to the same transition services agreement. Such services are charged to Panda Energy at two times the employee’s effective hourly rate, based upon such employee’s annual salary. All of these employees are located in the U.S. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe we have positive relations with our employees.

Forward-Looking Statements

This annual report contain forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations, assumptions, beliefs, estimates and projections about the Company and the ethanol and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and variations of such words or similar expressions.

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A—Risk Factors” in this annual report on Form 10-K and the following:

•	the time, cost and ability to complete construction of our ethanol plants;

•

issues arising in connection with the development and construction of our projects, including those relating to permits, easements, site conditions, workmanship, process engineering, and conflicts of interest;

•	the projected growth or contraction of the ethanol market in which we will operate;

•	fluctuations in the market price of ethanol;

•	our business strategy for expanding, maintaining or contracting our presence in this market and related markets;

•	our ability to obtain the necessary capital to finance our initiatives;

•	the sale of interests in, or entry into, partnerships or joint ventures with respect to specific projects;

•	anticipated trends in our financial condition and results of operations;

•	our ability to distinguish ourselves from our current and future competitors;

•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:

•	national, state or local energy policy;

•	federal ethanol tax incentives;

•

regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives;

•	state and federal regulation restricting or banning the use of MTBE;

•	environmental laws and regulations applicable to our operations and the enforcement thereof; and

•	regulations related to homeland security;

•	changes in weather and general economic conditions;

•	overcapacity within the ethanol and petroleum production and refining industries;

•	total United States consumption of gasoline;

•	availability and costs of products and raw materials, particularly corn, natural gas, stainless steel and carbon steel;

•	labor costs;

•	labor relations;

•	fluctuations in petroleum prices;

•	our or our employees’ failure to comply with applicable laws and regulations;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations and restrictions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness;

•	our ability to raise additional capital and secure additional financing;

•	changes in interest rates;

•	our ability to retain key employees;

•	liability resulting from actual or potential future litigation;

•	competition with respect to any of our products;

•	consolidation in the industry;

•	plant shutdowns or disruptions at our planned plant;

•	availability of shuttle trains, rail cars, trucks and barges;

•	risks regarding a loss of or substantial decrease in purchases by our major ethanol customers or any customer of our by-products;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and

•	risks related to diverting management’s attention from ongoing business operations.

Item 1A.	Risk Factors

Risks Related to our Business and Operations

Risks Related to our Company as a Development-Stage Company

We have no operating history of ethanol production, which could result in errors in management and operations, causing a material adverse effect on our financial condition and results of operations.

We have no history of, or experience in, operating an ethanol production facility. While our management team has extensive experience developing, constructing and operating large-scale power generation facilities and has been involved in the development of our ethanol facilities prior to November 2005, and we have begun the process of hiring individuals with expertise in the ethanol industry, neither of Panda Energy nor Panda Ethanol has prior experience in constructing or operating an ethanol production facility.

We may be unable to manage the start-up of our facilities in a timely and cost-effective manner, and any failure by us to do so would delay our ability to begin producing and selling ethanol. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our or our subsidiaries’ debt obligations and our financial condition and results of operations could be materially adversely affected.

We anticipate a period of significant growth, involving the construction and start-up of operations of one or more ethanol production facilities. This period of growth and the start-up of our facilities could be a challenge to us.

We may never become profitable.

Our management believes that we will incur significant losses until we are able to successfully complete construction and commence operations of our facilities. We may not be successful in our efforts to build and operate one or more ethanol production facilities. In addition, we may not be successful in securing additional financing that will be necessary to build and operate our ethanol production facilities or to fund our ongoing general and administrative expenses. Even if we successfully meet all of these objectives and begin operations, we may be unable to operate profitably.

We may not be able to implement our expansion strategy as planned or at all.

We plan to grow our business by investing in ethanol facilities, including expansion, and to pursue other related business opportunities which may become available in the future. Development, construction and expansion of ethanol plants is subject to a number of risks, including zoning and permitting matters, water supply and discharge issues, execution of construction contracts and ethanol marketing contracts, real estate procurement issues, natural gas pipeline development issues, adverse weather, defects in materials and workmanship, labor and material shortages, rising construction costs, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties. Any of these risks could prevent us from commencing operations at a particular plant as expected or at all.

In addition, we believe that there is increasing competition for suitable ethanol plant sites. We may be unable to find suitable additional sites for construction of new facilities or other suitable expansion opportunities.

We anticipate that we will need additional financing to implement our expansion strategy and we may not have access to the funding required for the expansion of our business or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with additional indebtedness, by issuing additional equity securities or by selling interests in or forming partnerships or joint ventures to develop specific projects. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings. For a discussion of certain risk factors involved in selling interests in or forming partnerships or joint ventures, see “—Risks Related to the Development and Construction of our Ethanol Plants—We may sell interests in or form partnerships or joint ventures to develop specific projects, which could result in a material decrease in our interest in, and control over, such projects, may affect the consolidation of these projects in our financial statements, and will subject us to risks related to attracting and maintaining relationships with co-partners and co-venturers” beginning on page 22.

All of our planned facilities will operate under various environmental and regulatory permits. Certain of these permits are subject to specific volume output limitations. If expansion of any of our facilities would result in a facility’s volume output limitation being exceeded, we would be required to either apply for amendments to our existing permits or apply for entirely new permits. We face the risk that the applicable governmental agencies responsible for issuing permits could either deny our applications or impose significant constraints which could make our expansion strategy not economically feasible.

We may be unable to meet the administrative and operational needs of our growth strategy effectively, which could result in our inability to adequately increase our sales or to efficiently operate our business.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our ethanol facilities currently under development, will require significant investments of capital and management’s close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to retain and hire the number of qualified persons necessary to operate our facilities effectively. Until approximately October 1, 2006, most of our managers, officers and individuals who perform services related to our operations, management, marketing, project management, logistics and administration were employed by Panda Energy and its affiliates and were subject to a transition services agreement between Panda Ethanol and Panda Energy. After such date, all of these managers, officers and other individuals became employees of Panda Ethanol. However, some key personnel continue to perform services for Panda Energy under the same transition services agreement and may not be able to meet the needs of our growth strategy. In addition, the transition services agreement has been amended in order to extend the term until June 30, 2007. Our failure to successfully meet the administrative and operational needs of our growth strategy could result in our inability to operate our business effectively.

Certain of our managers, officers and employees may have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to our company.

Our managers and officers may have other management responsibilities and business interests apart from our ethanol projects for an interim or extended period of time. Until approximately October 1, 2006, most of our managers, officers and individuals who perform services related to our operations, management, marketing, project management, logistics and administration were employed by Panda Energy and its affiliates and were subject to a transition services agreement between Panda Ethanol and Panda Energy. After October 1, 2006, all of these managers, officers and individuals became employees of Panda Ethanol but some key personnel continue to provide services to Panda Energy under the same transition services agreement, which has been amended to extend the term until June 30, 2007. Accordingly, certain of our managers, officers and employees may experience conflicts of interest in allocating their time and services between us, Panda Energy and its affiliates. In addition, most of our management owns stock or options in Panda Energy and certain members of management have outstanding loans to Panda Energy. Such conflicts may compromise such managers’, officers’ and individuals’ performance and efficacy in performing the necessary tasks and functions to our start-up business and ultimately have a material adverse effect on our business.

We are dependent upon our officers and directors, and the loss of any of these persons could adversely affect our operations and results.

We are dependent upon our officers and directors for implementation of our proposed expansion strategy and execution of our business plan. The loss of any of our officers or directors could have a material adverse effect upon our results of operations and financial position. We do not maintain “key person” life insurance for any of our officers or directors. The loss of any of our officers or directors could delay or prevent the achievement of our business objectives.

Conflicts of interest may arise because Mr. Robert Carter, our Chairman, is also the Chairman and Chief Executive Officer and a significant stockholder of Panda Energy, our founder and largest stockholder.

Mr. Robert Carter, our Chairman, is also the Chairman and Chief Executive Officer and a significant stockholder of Panda Energy, our founder and largest stockholder. Mr. Carter has fiduciary duties to Panda Energy which may conflict with our interests. Mr. Carter, Panda Energy and its subsidiaries may also have pre-existing fiduciary and contractual obligations to other parties which may conflict with our interests. For example, in the course of his duties for Panda Energy, Mr. Carter may identify a business opportunity which could be appropriate for us, but he might be required to present that opportunity to Panda Energy as a result of his fiduciary obligations to Panda Energy and its subsidiaries. Panda Energy operates in the energy sector and could become involved in non-ethanol projects, ventures or investments that are competitive with us. In addition, there can be no assurance that Mr. Carter, Panda Energy or its subsidiaries will not invest or participate in other ethanol companies or ventures that compete with us or do business with any of our clients, customers, contractors or suppliers.

Panda Energy, our largest stockholder, may have the ability to exert significant influence over us and their interests may not coincide with the interest of other stockholders.

Panda Energy owns approximately 45.8% of our outstanding common stock. As a result, Panda Energy can exert significant influence on matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our Company and make some transactions more difficult or impossible without the support of Panda Energy. The interests of Panda Energy may not always coincide with our interests as a company or the interest of other stockholders and any conflict of interest may be resolved in a manner that does not favor our other stockholders. In addition, this significant concentration of share ownership and voting power may adversely affect the trading price for our common shares because investors may perceive disadvantages in owning stock in companies with a large or controlling stockholder.

Panda Energy operates in the energy sector and could become involved in non-ethanol projects, ventures or investments that are competitive with us. In addition, there can be no assurance that Panda Energy or its subsidiaries will not invest or participate in other ethanol companies or ventures that compete with us, or do business with any of our clients, customers, contractors or suppliers.

Our management’s time and attention will be divided among our ethanol plants and other related ethanol activities such as possible acquisitions and fund raising efforts, and each of our ethanol plants will be managed under a similar management model, which may prevent us from achieving a maximum return from any one plant.

Our business model calls for us to form wholly-owned business entities to own each of our ethanol plants, which will be managed by a centralized management team. The demands on our management’s time from one ethanol plant or managements’ attention to other related activities such as possible acquisitions and fund raising efforts may, from time to time, compete with the time and attention required for the operation of other ethanol plants. This division of our management’s time and attention among our ethanol plants and other related activities may make it difficult for us to realize the maximum return from any one plant. Further, to reduce expenses and create efficiencies, we intend to manage each of our ethanol plants under a similar management model. This common management strategy may also result in difficulties in achieving the maximum return from any one plant. If our common management strategy is not successful or if we are unable to address the unique challenges of each ethanol plant, the impact of this arrangement likely will be spread among all of our ethanol plants, resulting in greater potential harm to our business than if each ethanol plant were operated and managed independently.

If our principal agreements are terminated or become unfavorable, our projects may fail or be harmed in ways that significantly reduce our production and revenues and the value of our common stock.

We will be dependent on various contractors, suppliers, lenders and other third parties for the implementation and financing of each project. If agreements with such parties are terminated or if the terms are amended unfavorably to us, our projects may be harmed or even fail. Because we will be dependent on the success of several large-scale projects, the impairment or failure of any of these projects could significantly reduce our production and revenues.

Given that all of our revenue will be primarily derived from the production and marketing of ethanol and its co-products, any disruption in our operations could have a material adverse effect on us.

Our primary source of revenues will be from the sale of ethanol and related co-products that we will produce at our facilities. We do not have available an alternative line of business in the event that we are unable to operate our ethanol facilities for any reason. Any delay or stoppage in our anticipated production would substantially reduce our revenues.

Our financial statements include costs allocated from our former parent company, which may not be representative of the costs we would have incurred as a stand-alone company.

Until October 1, 2006, we had no employees or offices. Prior to that date, our activities were conducted by Panda Energy employees in the offices of Panda Energy. Accordingly, our financial statements include development and administrative expenses allocated from Panda Energy, the former parent company of Panda Ethanol—Delaware. The allocation methodology is discussed in the section entitled “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allocation of Expenses from the Parent” beginning on page 41 of this annual report. These allocations may not necessarily be representative of the actual costs that we would have incurred as a stand-alone company and, therefore, our financial statements may not be representative of actual results in the future.

Risks Related to our Indebtedness

Through our project subsidiaries, we will have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business even though we anticipate that all of such debt will be non-recourse to Panda Ethanol.

Through our project subsidiaries, we anticipate having a significant amount of indebtedness. The extent of the leverage of our project subsidiaries may have important consequences, including:

•	limiting our ability to obtain additional financing if necessary or desirable;

•	placing us at a competitive disadvantage because we may be substantially more leveraged than many of our competitors, thus reducing funds available for operations;

•	making us vulnerable to increases in interest rates;

•	reducing funds available for operations because a substantial portion of our project subsidiaries’ cash flow will be used to pay interest and principal on their respective debt;

•	subjecting all or substantially all of our project subsidiaries’ assets to liens, potentially leaving no assets for stockholders in the event of a liquidation; and

•	limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the economy, the ethanol industry or our business.

Our project subsidiaries may be unable to service, repay or refinance their debt and remain in compliance with their debt covenants, which would have a material adverse effect on our business.

Each project subsidiary’s ability to repay its debt will depend on its financial and operating performance and on our ability to successfully implement our business strategy with respect to each such subsidiary. The financial and operational performance of our subsidiaries will depend on numerous factors, many of which are beyond our control, such as economic conditions and governmental regulation. We cannot be certain that our earnings with respect to individual facilities will be sufficient to allow the respective project subsidiary to pay the principal and interest on its debt and meet its other obligations. If a project subsidiary does not have enough money to service its debt, we may be unable to refinance all or part of the existing debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. Further, failing to comply with the financial and other restrictive covenants in our project subsidiaries’ loan agreements could result in an event of default, which could adversely affect our ability to successfully operate the related ethanol production facility and our financial condition and results of operations.

Our inability to obtain the equity and debt financing necessary to construct and operate our planned ethanol production facilities and other acquisition and/or business development opportunities, could result in the failure of those projects and perhaps our company.

Our financing plan requires a significant amount of equity and debt financing. The amount and nature of the debt financing that may be available to us is subject to fluctuating interest rates and an ever-evolving credit environment as well as general economic factors and other factors over which we have no control.

In addition to financing our operations through multiple equity capitalization offerings, we plan to employ significant leverage by borrowing funds from various commercial banks and financial companies, the obligations of which will be repaid from the operating cash flow of each subsidiary project and secured by the assets of each associated facility or business. The construction and start-up of each facility or any strategic acquisition is contingent on our ability to arrange debt financing from third party financing sources and our ability to raise additional equity. If the debt or equity financing we need is not available for any reason, we could be forced to abandon one or more of our projects which singularly or in the aggregate could adversely impact our business and could force us to abandon our business plan.

Restrictive loan covenants in our current and future debt and/or equity financing agreements may hinder our ability to operate our business and delay or prohibit us from paying cash dividends to our stockholders.

Our debt load and service requirements necessary to implement our business plan will result in substantial debt service requirements at each of our project subsidiaries, which could have important adverse consequences that could hinder our ability to conduct our operations, including our ability to:

•	incur additional indebtedness;

•	make capital expenditures or enter into lease arrangements in excess of prescribed thresholds;

•	make distributions to stockholders, or redeem or repurchase shares;

•	make certain types of investments or acquisitions;

•	create liens on our assets;

•	utilize the proceeds of asset sales; and

•	merge or consolidate or dispose of assets.

If a project subsidiary defaults on any covenant, a lender could make the entire respective debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing becomes available, it may not be on terms that are acceptable to us. These events could cause us to cease construction of one or more of our planned facilities or to cease operations entirely.

In addition, to the extent that we raise equity capital through the issuance of preferred stock, we may be subject to certain additional covenants, restrictions or obligations pursuant to the terms of such preferred stock.

Risks Related to the Development and Construction of our Ethanol Plants

Our dependency on key suppliers to design and build our facilities and supply necessary equipment may have a material adverse effect on our business.

We will be highly dependent upon our general contractors and key vendors to design, engineer and build our facilities. If one of our contracted suppliers or vendors were to terminate its relationship with us or cease to conduct business after construction was initiated, there is no assurance that we would be able to obtain a replacement supplier or vendor or that a replacement would be able to complete construction within the originally contracted time frame and at the same or lower price. In the event that any of our suppliers or vendors fails to deliver for any reason the equipment or the intellectual rights associated with such equipment, such as the rights to our innovative biomass conversion process, we may be unable to replace this equipment or technology quickly. Any delay in the construction of our facilities or commencement of operations or a problem in the design or engineering of our facilities could have a material adverse effect on our production of ethanol.

Our general contractors, suppliers and vendors may have conflicting interests that could cause them to put their financial interests ahead of ours, which may have a material adverse effect on our business.

Our contractors, suppliers and vendors may experience conflicts of interest that cause them to put their financial interests ahead of our best interests. Our contractors, suppliers and vendors may also have conflicts of interest due to the fact that they are involved in the design and construction of other ethanol plants. Although schedule and performance guarantees may motivate our contractors, suppliers and vendors to perform their agreements with respect to our facilities, we cannot ultimately require them to devote their full time or attention to our activities. As a result, they may have, or may come to have, a conflict of interest in allocating personnel, materials and other resources to our facilities which could result in inefficiencies and delays in our ethanol production, which could materially adversely affect our business. Such conflicts of interest may reduce our profitability and the value of our common stock and could result in reduced distributions to investors.

The parent company of Lurgi, Inc, our EPC contractor for both our Hereford facility and our Yuma facility, is in the process of negotiating a possible sale of Lurgi.

The EPC contractor for both our Hereford facility and our Yuma facility is currently owned by a German parent company; however Lurgi’s parent company is in the process of negotiating a possible sale of Lurgi and its operations to an unidentified third party. To date, the terms and conditions of any such sale are not publicly known. Accordingly, we do not know if the consummation of such sale of Lurgi would materially affect the construction of our Hereford facility, the planned construction of our Yuma facility, our ability to engage an EPC contractor for the construction of our other planned facilities or our ability to obtain financing for any of these facilities.

We may experience shortages of materials and labor and adverse weather conditions during the construction of our facilities, which could increase construction costs or extend the construction schedule of such facilities.

The construction of our facilities is subject to risks inherent in any large construction project over which we have limited or no control. We may experience shortages of steel or other raw material supplies, adverse weather conditions, natural disasters, labor force shortages, work stoppages or other labor difficulties, or a variety of other factors, any of which individually or in the aggregate, could cause significant delays or cost overruns. Any significant increase in the estimated construction cost of and in the estimated length of time for, one or more of our facilities could hinder our ability to complete construction and delay our ability to generate revenues and as a result could have a material adverse effect on our business and results of operations or even force us to abandon our business plan.

We may sell interests in or form partnerships or joint ventures to develop specific projects, which could result in a material decrease in our interest in, and control over, such projects, may affect the consolidation of these projects in our financial statements, and will subject us to risks related to attracting and maintaining relationships with co-partners and co-venturers.

To finance and develop specific projects, we may sell interests in or form partnerships or joint ventures. Any dispositions of interests in the specific projects may result in a deconsolidation of these project subsidiaries from our consolidated financial results and may result in a material decrease in our interest in, and control over, such projects. In addition, these partnerships or joint ventures may involve the following risks:

•	we may be unable to maintain productive relationships with our co-partners or co-venturers;

•	we may be unable to locate appropriate parties willing to buy interests or participate in partnerships or joint ventures on a timely and economic basis, if at all;

•	our co-partner or co-venturer in a project might become bankrupt;

•	our co-partner or co-venturer may have economic or business interests or goals that are, or that become, inconsistent with our business interests or goals;

•	we may incur liabilities as the result of the action taken by our co-partner or co-investor;

•	our co-partner or co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	we may have a right of first refusal to buy out other co-partners or co-venturers, but may be unable to finance such buy-out at the appropriate time; and

•

we may be unable to sell our interest in a partnership or joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-partner or co-venturer.

We may encounter defective material and workmanship or process engineering that could cause significant delays in the commencement of our operations.

Any defects in material or workmanship may cause substantial delays in the commencement of operations of our facilities. If defects are discovered after commencement of operations, or if our facilities fail to meet the performance criteria, substantial delays in the commencement of operations could occur which may have a material adverse effect on our business and results of operations.

The condition of our construction sites may differ from what we expect.

If we encounter concealed or unknown conditions at our facility sites, then our general contractors may be entitled to an adjustment in the contract price and time for performance if the conditions affect its costs and performance time. Such adjustments could increase the cost of construction of our facilities and result in time delays. Concealed or unknown conditions include any concealed physical conditions at each site that materially differ from the conditions contemplated in the proposed project plans or from the geotechnical study performed on the property for each facility, or any unknown conditions that differ materially from the conditions ordinarily encountered in similar work. Although the site has been inspected, concealed or unknown conditions are often difficult to detect and there can be no assurance that we will not encounter them.

We could face environmental permitting, easement or right-of-way issues that may delay or prevent construction or increase our costs.

Issues regarding compliance with applicable environmental standards could arise at any time during the construction and operation of our facilities, which could have a material adverse effect on our business. Environmental laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution arising from our operations. While we have been granted air permits authorizing construction of the Hereford Facility and our planned facilities in Haskell County, Kansas and Yuma, Colorado, we may have difficulty obtaining or complying with all of the necessary environmental permits required in connection with the construction and on-going operation of one or more of our facilities. As a condition of granting necessary permits, easements or rights-of-way, regulators may impose conditions that would increase our costs of construction and operation or delay our ability to commence operations within the time period we presently expect, resulting in an increase of our construction and compliance costs which could force us to discontinue construction or operation of one or more of our planned facilities and you could lose part or all of your investment.

Risks Related to Our Ethanol Production

The market price of ethanol is volatile and subject to significant fluctuations, which may cause our profitability to fluctuate significantly.

The market price of ethanol is influenced by many factors, including the price of gasoline and crude oil and the supply of ethanol in the market. Oil prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy and the demand for petroleum-derived products. The supply and demand for oil throughout the world is affected by incidents in unstable political environments, the demand for oil from rapidly developing countries such as China and India, weather conditions, drilling, extraction and refinery technology, success in exploration, decisions made by OPEC and its member countries, industrial output and many other factors. We cannot predict the future price of crude oil or gasoline. Although the market price of ethanol has historically tracked the market price of gasoline we cannot provide any assurance that this will continue to occur. Low prices for crude oil and gasoline and the relationship between ethanol supply and demand may reduce the price of ethanol to a level that makes it unprofitable to produce. In recent years, the prices of crude oil, gasoline and ethanol have all reached historically high levels. If the prices of crude oil or gasoline were to decline, our revenues and ultimately our profitability may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

Our business is dependent upon the availability and price of corn. Significant disruptions in the supply of corn would materially affect our operating results. In addition, since we generally cannot pass on increases in corn prices to our customers, continued periods of historically high corn prices may also materially adversely affect our operating results.

The principal raw material we use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, we generally are unable to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require us to suspend operations until corn is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. If an additional ethanol production facility is built in the same general vicinity as ours, the price we pay for corn at a facility could increase and the local supply of corn be reduced, which could result in increased costs and reduced profits. Moreover, increases in U.S. ethanol capacity under construction could outpace increases in corn production, which could increase corn prices and significantly impact our profitability.

The spread between ethanol and corn prices can vary significantly which could materially adversely impact our gross margins.

Our gross margins with respect to our ethanol plants are principally dependent on the spread between ethanol and corn prices. This spread fluctuates widely and we cannot provide any assurance that fluctuations in this spread will not continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.

Our plan to use cattle manure and cotton gin waste as fuel to generate steam for the ethanol production process at certain of our facilities, including our Hereford and Haskell facilities, is unique to the industry and has not been utilized to date in commercial quantities and may not be as successful as we expect.

In many of our facilities, we plan to primarily use a biomass conversion process involving the use of cattle manure and cotton gin waste to generate steam for the ethanol production process. Most other ethanol producers currently use natural gas as their sole thermal energy source in the production process. We know of one company that is planning on using the gas from manure or “biogas” to operate its facility; however, no other ethanol facility that we know of uses a cattle manure biomass conversion system. While the technology has been proven to work with different feed stocks and has been successfully tested with manure, it has not been tested at or utilized in commercial quantities or to solely power an ethanol plant. At each of our manure-fueled facilities, we will also have a separate natural gas system in place that will allow us to operate such facilities using natural gas in the event that we are unable to operate using the biomass conversion system. However, the use of natural gas would make our ethanol production dependent on natural gas prices, which could be substantially more expensive for us than cattle manure and cotton gin waste. Use of natural gas as the primary fuel for our ethanol production instead of the biomass conversion process could materially impact the profitability of our manure-fueled facilities.

The availability of and cost of loading and transporting cattle manure may affect our business.

We expect that each of our manure-fueled facilities will annually consume approximately one billion pounds of cattle manure to produce an approximate 105 million gallons of denatured ethanol. Although we expect to be able to meet all of our cattle manure requirements locally, our business will depend on the continued availability of cattle manure. At our Hereford facility, for example, we currently have contracts with approximately 18 local feedlots and dairies that we expect to collectively meet the estimated annual manure need at the Hereford facility. On the other hand, significant limitations in the availability and thermal energy composition of cattle manure, along with loading and transportation costs, could increase overall costs at our manure-fueled facilities.

We may engage in hedging transactions which involve risks that can harm our business.

In an attempt to partially offset the effects of the volatility of ethanol prices and corn and natural gas costs, we may take hedging positions in order to limit our exposure to commodity price fluctuations. These may include (i) purchasing corn through spot cash, fixed-price forward and delayed pricing contracts, (ii) utilizing hedging positions in the corn futures and options markets on the CBOT to manage the risk of corn price fluctuations, (iii) entering into contracts to supply a portion of our ethanol production on a forward basis and, in connection with our corn hedging positions, to lock in specific “crush” margins for a portion of our corn requirements, (iv) hedging a portion of our exposure to natural gas price risk from time to time, by using fixed price or indexed physical contracts, and (v) establishing from time to time an unleaded gasoline hedge position using futures to reduce our exposure to unleaded gasoline price risk. The financial impact of these activities is dependent upon, among other things, the commodity futures prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults or, in the case of physical contracts, where there is a change in expected differential of an open position and the underlying price in the hedging agreement affecting the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position often settled in the same time frame as the physical commodity, is either purchased, as in the case of corn and natural gas, or sold as in the case of ethanol. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. We may also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. Our hedging activities may cause us to forego additional future profits or result in our making cash payments.

Increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position.

It is currently contemplated that we will use natural gas as a backup energy source in our manure-fueled facilities and as the primary/sole energy source in a select number of our facilities where biomass is not locally available in amounts that are either sufficient or economical to install and employ a biomass conversion system, such as our planned Yuma facility. The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas. We will rely upon third parties for our supply of natural gas. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol at our facilities that rely on natural gas as the primary thermal energy source.

Because the production of ethanol requires a significant supply of water and electricity, our business will be materially harmed if we are unable to obtain an adequate quality and quantity of water and electricity.

Our facilities will require a significant and uninterrupted supply of water and electricity to operate. We have entered into agreements with local electric companies to provide our supply of electricity. We anticipate that we will either enter into arrangements with local municipalities to provide our supply of water, as with the Herford facility, procure water on-site or rely on a combination of water sources. We anticipate that the Haskell facility will procure water on-site and the Yuma facility will rely on a combination of water sources. However, there can be no assurances that, with respect to water, we will be able to reach definitive agreements for our water supply. In the event that we do not procure water on-site or reach definitive agreements for our water supply, we may be required to expend significant amounts to drill wells and to provide for the necessary infrastructure for such well water to reach our planned facilities. In addition, there are no assurances that such water will be of an adequate quality. If the water quality from any of these sources is not adequate, we may, at greater cost to us, need to treat the water or find other sources. Further, certain of our facilities, including our Hereford facility located in the panhandle of Texas and our Yuma facility, located in Colorado, are located in drought prone areas, and there is a possibility we may be unable to meet our water requirements using these sources in the event of a significant prolonged drought. In addition, there can be no assurances that the water and electricity companies will be able to reliably supply the water and electricity that we need at any of our facilities. If there is an interruption in the supply of water or electricity for any reason, we may be required to halt production. If production is halted for an extended period of time, or there is any interruption in the quantity or quality of our water or electricity, it may have a material adverse effect on our operations, cash flows and financial performance.

The transportation of feedstock to us and of ethanol and distillers grains to our customers will be affected by business risks that are largely out of our control, any of which could significantly reduce our revenues and operating margins.

The operation of our facilities will depend on our ability to receive adequate amounts of feedstock (over and above our storage capability) in a timely manner and our failure to receive sufficient feedstock could have a material adverse effect on our production, revenues and results of operations. We anticipate purchasing corn and other feedstock from states in the Midwest, including Illinois and Nebraska, to be delivered to us by shuttle trains, rail, and truck. We will rely on third parties to transport feedstock to us and our ethanol and DDG to our customers. The transportation companies with whom we contract may be subject to risks that are largely out of their and our control, including weather, limitations on capacity in the transportation industry, security measures, fuel prices, taxes, license and registration fees, and insurance premiums. In addition, to the extent we will rely upon delivery by truck of feedstock, and where applicable, manure, to us and ethanol and distillers grains to our customers, we may be affected by any overall shortage of truck drivers caused by the Hazmat Threat Assessment Program implemented under the USA PATRIOT Act or any other security measures instituted as a result of the threat of terrorism. This shortage may result in increased shipping costs or delays in transport, which could adversely affect our production and profits.

Our dependency on the marketing efforts of Aventine for substantially all of the ethanol produced at our Hereford, Haskell and Yuma plants in accordance with certain marketing arrangements could have a material adverse effect on our business.

We do not currently have our own sales force or sales organization to support the sale of ethanol. However, we may develop and staff a sales force in the future or enter into arrangements with other distributors similar to our arrangement with Aventine. Until that time, Aventine, a potential competitor of ours, will be the sole distributor of substantially all of the ethanol produced at our Hereford plant, our only plant currently under construction, and both of our Haskell and Yuma plants. Accordingly, we will initially be dependent on one distributor and expect to rely heavily on its marketing efforts to successfully sell our product on behalf of at least three of our planned facilities.

Because Aventine also sells ethanol for itself and a number of other producers, we have limited control over its sales efforts. In addition, a significant portion of our Hereford, Haskell and Yuma facilities accounts receivable may be attributable to Aventine, whose credit is currently rated below investment grade. We or Aventine may terminate these agreements upon the occurrence of an event of default by the other party. If Aventine were to default on payments to us, we could experience a material loss. If any of our agreements with

Aventine terminate, we may seek other arrangements to sell our ethanol, including selling our product with our own sales personnel, but we can give no assurance that our sales efforts would achieve results comparable to those that may be achieved by Aventine.

Limitations on our ability to sell wet distillers grains locally could have a material adverse effect on our business.

The production of ethanol produces distillers grains, which can be sold to feedyards as a supplement to cattle feed. Distillers grains can be sold wet or dried; however, the cost to dry the distillers grains can be significant. For this reason, the majority of the distillers grains we intend to produce and market will be wet distillers grains with solubles, or WDGS, which have a shelf life of three days to one week. In the event of an unanticipated change in market demand, we may be unable to sell our WDGS at a profit or at all. In addition, because of the short shelf life of the product, we will be limited in our ability to transport the WDGS to other markets for sale. Decreased local demand for WDGS or limitations on our ability to sell WDGS in other markets could have a material adverse effect on our business.

We have based our business model on the presumption that we will be able to produce WDGS in accordance with certain specifications and have represented to WDGS buyers in marketing our product that we will meet these specifications on an on-going and consistent basis. If we are unable to produce WDGS that conforms to such specifications, it could have a material adverse effect on our business.

We have no history of producing WDGS and we have represented to feed buyers that our product will meet certain quality specifications. We may be unable to produce WDGS that conforms to such specifications on a consistent basis or ever, which could have a material adverse affect on our business. If we lost our local customer base, in order to market our DGS, we would have to purchase and install dryers at certain of our ethanol facilities at a great expense and attempt to market DDGS through marketing agreements with third parties.

Work stoppages and other labor relations issues could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.

Our employees are currently not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike could have a negative impact on our business, financial condition or results of operations. In addition, our suppliers, contractors or other third parties associated with the construction of our facilities or the operation of our business may have unionized work forces. A labor strike, work stoppage or slowdown by unionized employees could halt or slow the construction of our facilities or the production, transportation or sale of our products, which could increase our costs and have a significant adverse impact on our operations.

Natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts may cause fluctuations in the price, availability and quality of supplies, labor, and raw materials which could result in production delays and increase costs causing a material adverse effect on our business.

Fluctuations in the price, availability and quality of supplies, labor, and raw materials that we need in order to produce, transport and sell ethanol could have a material adverse effect on our construction, cost of sales or ability to meet our customers’ demands. The price and availability of such supplies, labor, and raw materials may fluctuate significantly, depending on many factors, including natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts of natural resources. These events can also cause increased freight costs. Hurricane Katrina, in particular, caused severe devastation in New Orleans and the Mississippi Gulf Coast in August, which led to increased costs and shortages of construction labor and building supplies and raw material throughout the entire southeastern United States. In addition, hurricane-related disruption of rail and pipeline traffic in the U.S. Gulf Coast area negatively affected shipments of raw materials and products.

Our business will be subject to seasonal fluctuations, which could adversely affect our results of operations and financial position.

Our operating results will be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices are substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to be highest in the summer and winter months. Given our lack of operating history, we do not know yet how these seasonal fluctuations will affect our results over time.

Risks Related to the Ethanol Industry

We operate in a highly competitive industry with low barriers to entry. In addition, if the expected increase in ethanol demand does not occur, or if the demand for ethanol otherwise decreases, there may be excess capacity in our industry.

In the U.S., we compete with other corn processors and refiners, including Archer-Daniels-Midland Company, VeraSun Energy Corporation, Aventine, Hawkeye Holdings, Inc., Pacific Ethanol, U.S. BioEnergy Corporation, Cargill, Inc. and A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although many of our competitors are larger than we are, we also have smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in the ethanol industry. According to the RFA, as of March 13, 2007, the top ten domestic producers of ethanol accounted for approximately 45% of all production capacity.

We also face increasing competition from international suppliers. Although there is a tariff on foreign produced ethanol that is slightly larger than the federal ethanol tax incentive, ethanol imports equivalent to up to 7% of total domestic production from certain countries were exempted from this tariff under the CBI (The Caribbean Basin Initiative) to spur economic development in Central America and the Caribbean.

Moreover, according to the RFA, domestic annual production has increased from 1.6 billion gallons per year in 2000 to 4.9 billion gallons in 2006. In addition, there is a significant amount of capacity being added to our industry. According to the RFA, approximately 6.4 billion gallons per year of production capacity was under construction as of March 13, 2007. This capacity is being added to address anticipated increases in demand. Demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or may not increase at all. If the ethanol industry has excess capacity and such excess capacity results in a fall in ethanol prices, it would have an adverse impact on our results of operations, cash flows and financial condition. Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increased. Demand for ethanol can also fall if gasoline prices decrease because ethanol is used as a potential substitute for gasoline. Lastly, ethanol is not the only product that can be added to gasoline to reduce emissions and increase octane levels. Oil companies have historically used MTBE as a fuel additive to reduce emissions, and although the use of MTBE has been limited or banned in 25 states due to potentially adverse environmental effects from its production, it is still used by several major oil companies in some markets. Alternatives to ethanol and MTBE are continually under development and existing alternatives, such as alkylates and ethyl tertiary butyl ether, or ETBE, may become more cost effective. Our competitors may be able to successfully develop and market alternatives to ethanol which could adversely affect our business and results of operations.

Development of alternative ethanol production systems or alternative fuels could affect our results of operations.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may be unable to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

In addition, many of our competitors invest heavily in research and development of alternative ethanol production systems and alternative fuels. Our inability to meet the substantial capital investments required to remain technologically competitive could result in our competitors being able to produce ethanol more cost effectively or produce less expensive alternative fuels, which could adversely affect the demand for our ethanol. These events could have a material adverse effect on our business.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis and could reduce the value of your investment.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum (especially in the Midwest). The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, municipal solid waste, and other biomass material. This trend is driven by the fact that cellulose-based biomass is generally cheaper to obtain than corn and that the use of cellulose-based biomass to produce ethanol would create opportunities to locate plants and produce ethanol in areas that are not suitable to grow corn in significant amounts. Although the current technology for converting cellulose-based biomass to ethanol is not sufficiently efficient to be competitive with ethanol produced from corn, a report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. Our facilities are not equipped to convert cellulose-based biomass into ethanol, and to convert our facilities to be able to process cellulose-based ethanol would require significant additional capital investment. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines or takes more energy to produce than it contributes may affect the demand for ethanol.

Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, in relation to the amount of ethanol that is produced and its benefits. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol that we produce and negatively affect our results of operations and financial condition.

The expansion of domestic ethanol production in combination with state bans on MTBE and/or state renewable fuels standards may burden rail and terminal infrastructure, raising the cost of our shipment to blending terminals.

If the volume of ethanol shipments continues to increase and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure such that our ethanol cannot reach its target markets. Many terminals may need to make infrastructure changes to blend ethanol instead of MTBE. If these blending terminals do not have sufficient capacity or the necessary infrastructure to make the switch, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance. In addition, rail infrastructure may be inadequate to meet the expanding volume of ethanol shipments, which could prevent us from shipping our ethanol to our target markets.

Substantial development of infrastructure will be required for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol;

•	growth in service stations equipped to handle ethanol fuels; and

•	growth in the fleet of flexible fuel vehicles, or FFVs, capable of using E85 fuel.

There is no assurance that the substantial investments required for these infrastructure changes and expansions will be made or that they will be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

Ethanol can be imported duty free from certain countries into the United States, which may undermine the ethanol industry in the United States.

Ethanol can be imported into the U.S. duty-free from some countries, which may negatively affect the ethanol industry in the U.S. and subsequently our operations. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean, which is limited to a total of 7% of the previous year’s U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development there. In addition, reductions in the tariff currently applicable to ethanol imports from countries other than those in Central American and the Caribbean that qualify for the exemption, or increases in the percentage of ethanol that may be imported from Central America and the Caribbean on a duty-free basis, may result in more ethanol from countries having a lower cost of production than the United States being imported into this country. An increase in such imported ethanol could adversely affect the demand for domestically-produced ethanol and the price at which we will be able to sell our ethanol.

Competition for qualified personnel in the ethanol industry is intense and may prevent us from hiring and retaining qualified personnel to operate our ethanol plants and our home office.

Our success depends in part on our ability to attract and retain competent personnel. For each of our plants and our home office, we must hire qualified managers, engineers, operations and other personnel, which can be challenging in the rural communities in which our facilities will be located. Competition for both managers and plant employees in the ethanol industry is intense, and we may be unable to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, our expansion strategy may be adversely affected, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol plants and execute our business strategy.

Consolidation or downturns in the ethanol industry may affect demand for our products and the pricing of our products which could limit our growth and may harm our business.

The ethanol industry faces the prospect of increased competition as a result of consolidation. Consolidation may be driven by industry participants’ desire to achieve operating and marketing efficiency, increased production capacity, product and geographic reach, an expanded customer base, and general market power through merger and acquisition activities. If the industry undergoes significant consolidation, the larger entities resulting from these mergers and acquisition activities may seek to use the benefits of consolidation, including improved efficiencies and economies of scale, to, among other things, implement price reductions to increase their market shares. If competitive pressures compel us to reduce the price at which we will sell our ethanol, our operating margins may decrease and our operating results would be adversely affected if we cannot achieve corresponding reductions in our expenses. In addition, continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized ethanol companies and, consequently, customers’ willingness to purchase from companies like us. Ultimately, we could be a merger or acquisition target, or we could be forced to acquire or merge with another entity.

Risks Related to Government Regulation

The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation, and any changes in legislation or regulation could materially adversely affect our results of operations and financial condition.

The elimination of or significant reduction in federal ethanol tax incentives could have a material adverse effect on our results of operations and financial condition. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and, unless otherwise extended, will expire at the end of 2010. We cannot provide you with any assurance that the federal ethanol tax incentives will be renewed in 2010 or if renewed, on what terms they will be renewed. The elimination or any significant reduction in the federal ethanol tax incentive may have a material adverse effect on our results of operations and financial condition.

The effect of the RFS in the recent Energy Policy Act of 2005 is uncertain. The use of fuel oxygenates, including ethanol, was mandated through government regulations, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the coming months as the remaining markets switch from MTBE to ethanol. The recently enacted Energy Policy Act of 2005, or the Energy Policy Act, however, eliminated the mandated use of oxygenates and established the RFS, or minimum nationwide levels of renewable fuels (including ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. The Energy Policy Act also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator under certain conditions. In addition, the rules for implementation of the RFS and other provisions of the Energy Policy Act are still under development. We can provide no assurance that the favorable ethanol provisions in the Energy Policy Act will not be adversely affected by such regulations or the enactment of additional legislation in the future.

The Energy Policy Act did not include MTBE liability protection sought by refiners, and this has resulted in the accelerated removal of MTBE and sudden increase in the demand for ethanol. No assurance can be given, however, that refineries will maintain using ethanol in favor of other additives, such as iso-octane or alkylate. In addition, the federal oxygenate mandate that had originally prompted the use of MTBE was repealed by the Energy Policy Act. However, some oxygenate mandates remain at the state level. Accordingly, the actual demand for ethanol may increase at a lower rate than production for estimated demand, resulting in excess production capacity in the ethanol industry, which would negatively affect our results of operations, financial position and cash flows.

The Texas Department of Agriculture has established an incentive program called the “Fuel Ethanol and Biodiesel Production Incentive Program” effective as of 2006. Under the program, ethanol and biodiesel producers will contribute $0.032 per gallon into the program and be entitled to receive a 20 cent per gallon incentive payment for the first 18 million gallons of annual production or a net benefit up to $3,024,000 per producer per year. We are not currently eligible for this program nor have we included any benefits from this program in our financial projections. We intend to apply for registration under this program, but the Texas Department of Agriculture may not register our Texas-based facilities, including our Hereford, Sherman and Muleshoe facilities, or it may terminate the program. Our inability to qualify for this incentive program may make it more difficult to compete with other ethanol production facilities in Texas that are eligible to receive the incentive as well as with production facilities in other states with similar programs. These factors could negatively impact our profitability.

Federal regulations concerning tax incentives could expire or change which could reduce our revenues.

The federal government presently encourages ethanol production by taxing it a lower rate. This currently equates to a $0.51 per gallon subsidy of ethanol. Some states and cities provide additional incentives. The new Energy Policy Act of 2005 effectively mandates increases in the amount of annual ethanol consumption in the United States. The result is that the ethanol industry’s economic structure is highly dependent on government policies. Although current policies are favorable factors, any major change in federal policy, including a decrease in ethanol production incentives, would have significant adverse effects on our proposed plan of operations and cause us to discontinue our ethanol business.

There is disagreement in the scientific community about the wisdom of policies encouraging ethanol production, which could result in changes in governmental policies concerning ethanol.

Some past studies have challenged whether ethanol is an appropriate source of fuel and fuel additives because of concerns about energy efficiency, potential health effects, cost and impact on air quality. Federal energy policy, as set forth in the Energy Policy Act of 2005, strongly supports ethanol production. If a consensus develops that ethanol production does not enhance our overall energy policy, our ability to economically produce and market ethanol could be materially and adversely affected.

We are subject to extensive environmental laws and regulations and the cost of compliance and/or non-compliance with extensive environmental laws and regulations could have a material adverse effect on our business.

We will be subject to various federal, state and local environmental laws and regulations, such as those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees and other health and safety matters. We are required to obtain permits that must be renewed from time to time to operate our business. Additionally, compliance with new or amended environmental laws, regulations and/or permits, or new interpretations of such laws, regulations and/or permits, could require us to incur significant expense. Such changes in laws, regulations and/or permits, or increased enforcement by governmental authorities, may have a material adverse effect on our financial condition. These laws, regulations and permits may limit our operations, require us to alter our production process or purchase pollution control equipment, any of which could negatively impact our business. We may not at all times be in complete compliance with these laws, regulations and/or permits and we cannot guarantee that we will be successful in obtaining all permits required to operate our business. A violation of these laws and regulations or permits can result in significant fines, criminal sanctions, permit revocations, injunctions, damages and/or operational shutdowns.

We may be subject to legal actions brought by third parties for actual or alleged violations of certain of our environmental permits or environmental laws and regulations or for the remediation of contamination.

We also may be subject to legal actions from third parties alleging that we have an obligation to remediate or respond to an environmental condition or alleging property damage and/or personal injury resulting from the handling, producing, storing, transporting, and/or using our raw materials and/or products. Ethanol production may produce an odor which may be objectionable to surrounding residents, and may increase dust in the vicinity of the plant due to our operations and the transportation of grain to our facilities and transportation of ethanol and distillers grains from our facilities. Such activities could subject us to nuisance, trespass or similar claims by employees of our facilities or property owners or residents in the vicinity of the plant. The occurrence of events which result in significant personal injury or damage to property or third parties that is not fully covered by insurance could have a material adverse impact on our results of operations and financial condition.

We may be subject to liability for the investigation and cleanup of environmental contamination at our facilities and/or at off-site properties where we arrange for the disposal of hazardous materials or waste materials. If such materials are disposed of or released at sites that undergo investigation and/or remediation, we may be responsible under environmental laws for all or part of the costs of such investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and/or personal injury due to exposure to hazardous or other materials at, on, under or from such properties. Some of these matters may require us to expend significant amounts of money for investigation and/or cleanup or other costs.

Risks Relating to our Common Stock

There is no long-term material active public trading market for our common stock and we do not know if one will develop.

There is no long-term material active public trading market for our common stock. Our common stock is now quoted on the Over-the Counter Bulletin Board, or OTCBB, but is not otherwise listed or traded on any regional, state, local, national or electronic stock exchange. There are only a few companies with substantial ethanol operations that are currently traded on a public securities exchange. We cannot predict the extent to which investor interest in our company will be sufficient to maintain a long-term material active trading market, or how liquid that market may be, especially if few stock analysts follow our stock or issue research reports concerning our business or the ethanol industry in general.

Our common stock price may be volatile.

The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors, including:

•	our operating performance and the performance of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who might follow us or other companies in our industry;

•	variations in general economic conditions;

•	the number of shares available to be publicly traded;

•	actions of our existing stockholders;

•	the arrival or departure of key personnel; and

•	other developments affecting us, our industry or our competitors.

In addition, in recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance, and those fluctuations could materially reduce our common stock price.

We consummated a merger on November 6, 2006, that will subject us to additional risks and cause us to incur additional costs.

Pursuant to a merger agreement dated as of May 18, 2006, by and among Cirracor, Panda Ethanol—Delaware and Grove Panda Investments, LLC, or Grove Panda, the controlling stockholder of Cirracor, Panda Ethanol—Delaware merged with and into Cirracor, the surviving company, and the stockholders of Panda Ethanol—Delaware received one share of common stock of the surviving company per share of common stock of Panda Ethanol—Delaware. As part of the merger, Cirracor changed its name to “Panda Ethanol, Inc.” However, it should be noted that our company is not the same company as Panda Ethanol—Delaware prior to the merger.

Because of the merger, we are now subject to a number of risks that may adversely affect our business, including:

•	exposure to unknown liabilities of Cirracor and Panda Ethanol—Delaware;

•	the consequences and significant costs of our management’s attention having been diverted from our day-to-day business over an extended period of time;

•	the expenses that we have incurred relating to the merger; and

•	the cost associated with Sarbanes-Oxley and other regulatory compliance to which we are now subject.

Our ability to issue additional shares may dilute or otherwise limit stockholders’ voting or economic rights.

We expect to seek additional equity financing in the future, which may cause dilution to the holders of our common stock, and a reduction in their equity interest. Stockholders do not have any preemptive rights with regard to shares to be issued by us in the future in connection with any such additional equity financing. If we sell additional shares, the sale price of those shares could be higher or lower than the current stock price per share. If we issue additional shares at a lower price, the value of our outstanding shares may decrease. Issuances of additional shares may also have the effect of diluting or otherwise limiting stockholders’ voting or economic rights in the company. Furthermore, we have a stock option pool representing up to 10% of the fully diluted stock of our company to attract, retain and reward our key directors, managers and employees, which program would be dilutive to all existing stockholders although no awards have been made at this time.

Sales of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

As of March 28, 2007, we had 31,066,659 shares of common stock outstanding. 1,199,992 of these shares are freely tradable, unless any of these shares are held by our affiliates and have therefore become restricted.

In addition, we are subject to registration rights agreements that cover the registration of a total of 29,866,667 shares of our common stock. The registration rights agreement required us to register for resale all of these shares by the 75th calendar day following the effective time of the merger. Under the registration rights agreement, 75% of the Panda Ethanol shares held by Panda Energy will be subject to a six-month lockup period from the effective date of the registration statement. On January 10, 2007, we filed a resale registration statement on Form S-3 (No. 333-139911) with the SEC. The document is currently undergoing the SEC review process and we are working to have the registration statement declared effective as soon as possible. The filing of this resale registration statement and the sale of shares thereunder could have a material adverse effect on the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if our stock price appreciates.

Item 2.	Properties

Panda Ethanol’s corporate headquarters is located in Dallas, Texas. Below is a discussion of our material properties as of December 31, 2006:

Site Selection Criteria and Use of Experienced Engineering and Construction Firms

Our site location criteria encompass many factors, including proximity of feedstocks and abundant corn supplies, availability of biomass materials, good road and rail access, water, natural gas and utility availability and space for equipment, truck movement, and proximity of ethanol and co-product markets. Other considerations include a qualified labor force, as well as community services that are capable of attracting and retaining top personnel.

Lurgi, an experienced construction and engineering firm in the ethanol industry, designed, engineered and is constructing our Hereford facility and will be constructing our Yuma facility. In addition, although we have not entered into any construction contracts or other arrangements, we may engage this or another similar firm to design, engineer and build our Haskell facility.

Hereford Facility

Our Hereford facility commenced site preparation in February 2006. The facility is located in Hereford, Texas, on a 383-acre site and is expected to produce approximately 105 million gallons of denatured ethanol per year. The facility is designed to generate process steam by gasifying cattle manure collected from local feedlots; however, the facility will also be equipped with back-up natural gas boilers designed to ensure operations on a continual basis. We estimate that the facility will use approximately 38 million bushels of corn per year in its production process, purchased from many different suppliers and transported in shuttle trains from the Midwest. In addition to ethanol, the facility is expected to produce approximately 312,000 tons per year (on a dry matter basis) of WDGS, which we will market to local feedlots. The facility will use Lurgi batch processes and is designed to operate on a continual basis. We received air permits for the Hereford project in October 2005, closed debt financing in July 2006 and began construction in August 2006. We currently estimate that the Hereford facility will begin the production of ethanol in commercial quantities in the fourth quarter of 2007.

Transportation and logistics. The Hereford facility will transport ethanol by rail and truck, as needed, and has significant capacity for each form of transportation. Logistics include on-site rail loading and truck loading systems. Depending on relative costs and need, transportation methods can be easily changed. The facility is located on the Burlington Northern Santa Fe railway, or BNSF, and in close proximity to U.S. Highway 60. We will install a double loop track capable of unloading grain shuttle trains in less than 15 hours and loading unit ethanol trains in less than 40 hours. This capability will allow us to receive significant rail discounts and receive priority rail transportation routing.

Energy agreements. We have entered into an agreement for the purchase of electricity with Xcel Energy. Our natural gas transportation for the facility will be provided by Natural Gas Pipeline Company of America via a 24 inch high pressure pipeline that crosses the property. BP will provide the gas supply for the facility. We have also entered into 18 agreements for the supply of cattle manure to be used at the Hereford facility. These contracts will provide cattle manure to meet the needs of the facility, at no cost to us, other than associated transportation costs. The feed lots party to the agreements will be required to provide an annualized amount of cattle manure, and we retain the right to reject any cattle manure. We are responsible for transportation of the cattle manure and have entered into trucking agreements for these transportation requirements.

Yuma Facility

The Yuma, Colorado facility is also in development and is designed to produce approximately 105 million gallons of denatured ethanol per year. The facility will require an estimated 38 million bushels of corn per year. Although it is located in a deep cattle feedlot market, the facility will generate its process steam from mid-continent natural gas and lower-cost Rocky Mountain natural gas, when and if available. The facility is designed to generate process steam produced from a natural gas boiler and, in addition to ethanol, is currently expected to produce approximately 312,000 tons per year of distiller grains (on a dry matter basis). Approximately one-half of the distillers grains will be marketed locally as WDGS. The remaining distillers grains will be dried and sold as DDGS. Due to the increased “shelf life” of DDGS, we have various marketing options for this product. The proposed site is 292-acres and is currently under an option to purchase through July 31, 2007. We obtained an air permit for this project in September 2006 and on March 1, 2007, we entered into an EPC Contract with Lurgi for the construction of the facility. The Yuma EPC Contract will become fully effective upon issuance of a notice to proceed following completion of financing. Accordingly, we are actively seeking the debt and additional equity financing required to commence construction of the Yuma facility. For more information on possible financing and development proposals relating to our various projects, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” beginning on page 42.

Haskell Facility

The Haskell, Kansas facility is also designed to produce approximately 105 million gallons of denatured ethanol per year. The proposed site is 1,120-acres and is currently under an option to purchase through February 1, 2008. We estimate that the facility will process approximately 38 million bushels of corn per year. Similar to the Hereford facility, the facility will generate process steam by gasifying cattle manure collected from local feedlots and also be equipped with a back-up natural gas boiler. In addition to ethanol, the facility currently is expected to produce approximately 312,000 tons per year (on a dry matter basis) of WDGS, which will be marketed to the local feedlots. We have received air permits and a waste water discharge permit from the appropriate governing authorities for the Haskell facility. We are currently engaged in discussions with various EPC contractors and plan to proceed with seeking the debt and additional equity financing required to commence construction of the Haskell facility once an EPC agreement is executed.

Additional Sites

In addition, through additional wholly-owned project company subsidiaries, we are currently planning the development of several other ethanol projects in Texas and the Midwest, including, among others, projects in Sherman County, Texas, Muleshoe, Texas and Lincoln County, Nebraska. We have optioned sites and have applied for air permits for the Sherman County, Muleshoe and Lincoln County projects. These projects and our other projects are in various stages of development and there can be no assurance that any or all of them will be completed.

We anticipate that our facilities will operate on a continual basis and, where available, will utilize manure-fueled gasification technology as a thermal energy source. In such locations, in addition to the low-cost manure and other biomass, we anticipate that we will have access to a large WDGS market, a nation-wide market for DDGS, favorable ethanol transportation dynamics and certain economies of scale that will create an operational cost advantage over many similar competing facilities in the Midwestern U.S.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of the stockholders of our company, then named Cirracor, Inc., was held on November 6, 2006 for the purpose of voting on the following proposals:

1. to adopt the Agreement and Plan of Merger, dated as of May 18, 2006, by and among Cirracor, Panda Ethanol—Delaware, and Grove Panda Investments, LLC, pursuant to which Panda Ethanol—Delaware would merge with and into Cirracor and the stockholders of Panda Ethanol—Delaware would receive one share of Cirracor common stock per share of common stock of Panda Ethanol—Delaware;

2. to approve the amendment of Cirracor’s articles of incorporation to effect a reverse stock split to occur immediately prior to the merger whereby each share of Cirracor common stock outstanding would be converted into 0.340885 of a share of Cirracor common stock; and

3. to approve Amended and Restated Articles of Incorporation to, among other things, change Cirracor’s name to “Panda Ethanol, Inc.” and increase the total number of shares for Cirracor’s authorized capital stock.

Proxies for the special meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition of management’s solicitation. The final vote on the proposals were recorded on a pre-split basis as follows:

1. Proposal No. 1:

    Adoption of the Merger Agreement

For	2,749,250
Against	0
Abstain	0
Broker Non-Votes	0

2. Proposal No. 2:

    Approval of reverse stock split

For	2,749,250
Against	0
Abstain	0
Broker Non-Votes	0

3. Proposal No. 3:

    Approval of Amended and Restated Articles of Incorporation

For	2,749,250
Against	0
Abstain	0
Broker Non-Votes	0

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-the-Counter Bulletin Board, or OTCBB, under the trading symbol “PDAE.OB.” The OTCBB is an electronic quotation medium for securities that are not listed on a national securities exchange such as the American Stock Exchange or the New York Stock Exchange.

The table below sets forth the range of quarterly high and low bid prices per share of our common stock on the OTCBB for the period indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Although our common stock was available for quotation on the OTCBB, no trading activity or bid prices were reported on the OTCBB prior to November 6, 2006, the date on which the merger was consummated. Accordingly, the table below does not include historical market prices for our common stock prior to November 6, 2006.

	High	Low
Fiscal year beginning January 1, 2006:
Fourth Quarter	11.000	5.000

As of March 28, 2007, 31,066,659 shares of our common stock were issued and outstanding held by 59 record holders.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our board of directors. Each holder of our common stock is entitled to a pro rata share of cash distributions made to stockholders, including dividend payments. The holders of our common stock are entitled to receive dividends when, as and if declared by our board of directors from funds legally available therefore. Cash dividends are at the sole discretion of our board of directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. We intend to reinvest earnings to fund future growth. Accordingly, we do not anticipate that cash dividends will be paid on our common stock in the foreseeable future.

Item 6.	Selected Financial Data

The following statement of operations data for the period from inception (November 1, 2004) to December 31, 2004 and for the years ended December 31, 2005 and 2006 have been derived from Panda Ethanol’s audited consolidated financial statements, which are contained in this annual report on Form 10-K.

You should read this selected historical financial data together with the financial statements and their accompanying notes, and management’s discussion and analysis of operations and financial condition of Panda Ethanol, all of which are included in this annual report on Form 10-K.

	December 31, 2004	December 31, 2005	December 31, 2006
Period/Year ended (1):
Net loss	$292,410	$6,599,091	$11,586,069
Loss per common share	0.02	0.48	0.51

As of:
Total assets		4,859,964	241,628,913
Long-term obligations		—	148,330,848
Book value per common share		0.20	2.75

(1)	Inception through December 31, 2004 and years ended December 31, 2005 and 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this annual report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A—Risk Factors” on page 16 and the factors listed under “Item 1—Business—Forward-Looking Statements” on page 14.

Overview

The following discussion should be read in conjunction with our audited consolidated financial statements for the period from inception (November 1, 2004) through December 31, 2004 and for the years ended December 31, 2005 and 2006 and the related notes included in this annual report on Form 10-K.

We are in the development stage and were formed to develop ethanol production plants and other related assets. We do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. Until June 7, 2006, Panda Ethanol—Delaware was a wholly-owned subsidiary of Panda Energy, a privately-held company. On June 7, 2006, Panda Ethanol—Delaware closed a private placement of approximately 14.9 million shares of its common stock for a total gross proceeds of approximately $90 million. On July 28, 2006, a wholly-owned subsidiary of Panda Ethanol—Delaware, Panda Hereford Ethanol, L.P., entered into project level debt facilities aggregating approximately $188.1 million. On December 1, 2006, we closed a private placement of 1,066,667 shares of our common stock for gross proceeds of $8 million.

On November 6, 2006, Panda Ethanol-Delaware merged with and into Cirracor pursuant to a merger agreement dated May 18, 2006. The surviving company of the merger changed its name to “Panda Ethanol, Inc.” Pursuant to the merger, each outstanding share of common stock of Panda Ethanol—Delaware was converted into the right to receive one share of Cirracor common stock with a total of 28,800,000 shares of Cirracor common stock issued for 28,800,000 shares of Panda Ethanol—Delaware common stock. The merger was accounted for as a reverse acquisition whereby Panda Ethanol was deemed to be the acquirer for accounting purposes.

We began construction of our 105 million gallon, manure-fueled ethanol production facility in Hereford, Texas in August 2006. While we currently do not produce ethanol, we estimate that the Hereford facility will begin the production of ethanol in commercial quantities in the fourth quarter of 2007.

Through our wholly-owned subsidiaries, Panda Yuma Ethanol, L.P. and Panda Haskell Ethanol, L.P., we are also currently developing additional ethanol production facilities in Yuma, Colorado and Haskell, Kansas. We have received an air permit and entered into an EPC contract for the Yuma project, which will become fully effective upon issuance of a notice to proceed following the completion of financing, and we have begun to seek the debt and equity financing required to commence construction of the Yuma facility. We have received both an air permit and waste water discharge permit for the Haskell facility. We are currently engaged in discussions with various EPC contractors and plan to proceed with seeking the debt and additional equity financing required to commence construction of the Haskell facility once an EPC agreement is executed.

To finance our ongoing development and capital needs, we will need to incur additional indebtedness, issue additional securities and/or sell interests in or form partnerships or joint ventures to develop our specific projects. Any such transactions may be consummated by Panda Ethanol or by the particular subsidiaries of Panda Ethanol that own and are developing the specific ethanol projects. Any such dispositions of interests in the specific projects may result in a deconsolidation of these project subsidiaries from our consolidated financial results and may result in a material decrease our interest in, and control over, such projects.

From the date of our inception (November 1, 2004) through December 31, 2006, we incurred an accumulated net loss of $18.5 million. We believe we will incur significant losses primarily related to development and administrative expenses and interest expense on debt from this time forward until we are able to successfully complete construction and commence operations of our initial ethanol production facility. There is no assurance that existing financing will be adequate for completion of the Hereford facility, that we will be able to secure additional financing for other projects, or that we will be successful in our efforts to develop, construct and operate one or more ethanol plants. Even if we successfully meet all of these objectives and begin operations, there is no assurance that we will be able to operate profitably.

Summary of Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in this annual report on Form 10-K contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources.

Allocation of Expenses from the Former Parent

We are in the development stage and were a wholly-owned subsidiary of Panda Energy until June 7, 2006. Until October 1, 2006, we had no employees nor offices. Prior to that date, our activities were conducted by Panda Energy employees in the offices of Panda Energy. Accordingly, our financial statements include development and administrative expenses allocated from Panda Energy, our former parent. Such allocated expenses include both salary and nonsalary costs. Allocation of salary costs from the former parent is performed on an individual employee basis and is based upon the proportionate share of each employee’s time dedicated to ethanol projects. Nonsalary costs which are not specifically identifiable to projects (such as employee benefits, office rent, information technology and other office expenses) are allocated from the former parent in proportion to allocated salary costs. Our management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred for the ethanol development activities; however, such allocations may not necessarily be representative of the actual costs that would have been incurred by us as a stand-alone company.

Results of Operations

For the year ended December 31, 2005 as compared to the year ended December 31, 2006

We are in the development stage and had no operating revenues for the years ended December 31, 2005 and 2006. Our activities consist solely of developing and constructing projects for ethanol manufacturing facilities.

Development and administrative expenses allocated from the former parent increased from $5,488,683 for the year ended December 31, 2005 to $6,411,285 for the year ended December 31, 2006. The increase was caused by the significant growth in development activity during 2006. Development activity accelerated during 2005 and 2006 as additional employees became involved in ethanol project development activities. Expenses allocated from the former parent included allocated salary costs of $3.5 million and $3.8 million, and allocated non-salary costs of $2.0 million and $2.6 million, for the years ended December 31, 2005 and 2006, respectively.

Other development and administrative expenses increased from $1,110,408 in the year ended December 31, 2005 to $7,014,657 in the year ended December 31, 2006. As with the expenses allocated from the former parent discussed above, the increase was primarily attributable to the growth in development activity during 2006. Effective October 1, 2006, all of the Panda Energy’s employees dedicated to ethanol-related activities on a full-time basis became our employees, and we began paying substantially all of our own overhead costs. As a result, salaries and general overhead costs incurred in the fourth quarter of 2006 which would previously have been reflected in expenses allocated from the former parent were instead reflected in other development and administrative expenses. In addition to salaries and general overhead costs for the fourth quarter of 2006 of $3.2 million, this expense category included legal fees and other expenses of $1.6 million attributable to the merger transaction in the 2006 period.

Other income and expenses for the year ended December 31, 2006 included interest income of $3.7 million, interest expense of $3.1 million, amortization of debt issuance costs of $0.3 million, and income from the decrease in fair value of financial derivative of $1.5 million. There were no other income or expense items for the year ended December 31, 2005. The other income and expense items in the 2006 period resulted from our equity and debt financing transactions and investment of the related cash balances.

For the two months ended December 31, 2004 as compared to the year ended December 31, 2005

We are in the development stage and had no operating revenues for the two months ended December 31, 2004 or the year ended December 31, 2005. Our activities consist solely of developing projects for ethanol manufacturing facilities.

Development and administrative expenses allocated from our former parent, Panda Energy, increased from $269,775 for the two months ended December 31, 2004 to $5,488,683 for the year ended December 31, 2005. The increase was caused by the significant growth in development activity during 2005. Development activity commenced in November 2004 and accelerated throughout 2005 as additional employees became involved in ethanol project development activities. Expenses allocated from the former parent include allocated salary costs of $0.2 million and $3.5 million, and allocated nonsalary costs of $0.1 million and $2.0 million, for the two months ended December 31, 2004 and the year ended December 31, 2005, respectively.

Other development and administrative expenses increased from $22,635 in the 2004 period to $1,110,408 in 2005. As with the expenses allocated from the former parent discussed above, the increase was attributable to the growth in development activity in 2005. The major expenses in this category include contract labor and travel, both of which increased significantly in 2005 as development activity increased.

Liquidity and Capital Resources

We are in the development stage and do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. We currently estimate that our first ethanol plant, the Hereford facility, will begin the production of ethanol in commercial quantities in the fourth quarter of 2007.

We had cash of $25,043, restricted cash of $247,000 and total current liabilities of $2.0 million at December 31, 2005, and cash of $15.4 million, restricted cash of $135.6 million, restricted short-term investments of $12.5 million and total current liabilities of $7.9 million at December 31, 2006. The restricted cash and short-term investments are restricted for use in connection with the construction of the Hereford facility. In connection with the financing of the Hereford facility, we paid $5.5 million to Panda Energy in the third quarter of 2006, including $2.0 million of reimbursement for costs incurred on the Hereford facility in excess of a $13.0 million capital commitment that we were not required to repay, and a $3.5 million development fee.

From the date of our inception (November 1, 2004) through December 31, 2006, we incurred an accumulated net loss of $18.5 million. We believe we will incur significant losses primarily related to development and administrative expenses, and interest expense on debt, from this time forward until we are able to successfully complete construction and commence operations of our initial ethanol production facility.

Management believes that our current available working capital will be adequate for our operations through the completion of the Hereford facility.

On June 7, 2006, we closed a private placement of approximately 14.9 million shares of our common stock to accredited investors for total net proceeds of approximately $86.1 million, after deducting offering costs of approximately $3.9 million. On July 28, 2006, our wholly-owned subsidiary, Panda Hereford Ethanol, L.P., entered into project level debt facilities aggregating $188.1 million, which are described below. We did not guarantee and are not obligated on these project level debt facilities. On December 1, 2006, we closed a private placement of 1,066,667 shares of our common stock for net proceeds of approximately $7.6 million, after deducting offering costs of approximately $0.4 million.

Our Hereford facility commenced site preparation in February 2006 and construction in August 2006. Lurgi designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is approximately $161 million. EPI has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $25 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $269 million. We believe the existing financing is adequate but offer no assurance that existing financing will be adequate for completion of the Hereford facility.

To finance our ongoing development and capital needs, we will need to incur additional indebtedness, issue additional securities and/or sell interests in or form partnerships or joint ventures to develop its specific projects. Any such transactions may be consummated by Panda Ethanol or by the particular subsidiaries of Panda Ethanol that own and are developing the specific ethanol projects. Any such dispositions of interests in the specific projects may result in a deconsolidation of these project subsidiaries from our consolidated financial results and may result in a material decrease in our interest in, and control over, such projects.

We need to secure additional financing, including project level debt financing, to fund the development and construction of additional ethanol production facilities in Haskell, Kansas and Yuma, Colorado. Management estimates that we will need approximately $546 million in additional financing, of which approximately $294 million would be raised to finance the estimated development and construction costs of the Haskell facility and approximately $252 million would be raised to finance the estimated development and construction costs of the Yuma facility. It is currently anticipated that approximately $304 million of this amount will be funded through the incurrence of additional debt by the subsidiaries of Panda Ethanol that are developing the particular projects, consisting of approximately $161 million for the Haskell project and $143 million for the Yuma project. We believe that the incurrence of project level debt would be non-recourse to Panda Ethanol.

In addition to funds raised through the issuance of additional securities of Panda Ethanol, amounts necessary to finance the Yuma, Haskell and other projects may be obtained through other transactions such as the sale of interests in the particular projects or the formation of partnerships or joint ventures to finance any remaining development costs for these projects. It is currently contemplated that these co-investors, partners or venture partners would generally be industry participants that have an interest in developing ethanol or have had prior involvement in the production and development of ethanol-related projects. As currently planned, none of these co-investors, partners or venture partners would own more than 50 percent of the total ownership interests in any particular project. Any sale of ownership interests in a project could have an adverse effect on our consolidated financial results and on our ability to control the operations relating to these projects.

Additional amounts may be necessary to fund our on-going operations and the development of these and other projects. It is currently anticipated that we may issue additional securities, pursuant to public offerings and/or private placements, in order to finance these capital requirements.

No assurance can be given that any such financings, sales of interests or securities, or formations of strategic partnerships may be consummated or that we will be able to obtain the necessary amounts to fund these development costs and capital needs. Additionally, these transactions may have an adverse impact on our ongoing business operations and consolidated financial results. There is no assurance that we will be successful in our efforts to develop, construct and operate one or more ethanol plants. Even if we successfully meet all of these objectives and begin operations, there is no assurance that we will be able to operate profitably.

Hereford Facility Project Financing

On July 28, 2006, Panda Hereford Ethanol, L.P. closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in this annual report on Form 10-K.

Contractual Obligations

The table below presents our contractual obligations as of December 31, 2006, in millions of dollars. We had no capital lease obligations or operating lease obligations as of December 31, 2006.

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$217.3	$7.4	$49.0	$51.1	$109.8
Construction-Related Obligations (2)	135.1	135.1	—	—	—

Total (3)	$352.4	$142.5	$49.0	$51.1	$109.8

(1)	The table includes scheduled interest, principal and fee payments related to the our long-term debt outstanding as of December 31, 2006. Our long-term debt obligations are all related to the construction financing for the Hereford facility. As more fully discussed in Note 5 to our audited financial statements included in this annual report on Form 10-K, the amount and timing of payments may be affected by cash sweep provisions in the debt agreements which are based on the future operating cash flow of the Hereford facility. These cash sweep provisions, if applicable, would generally have the effect of accelerating principal payments on the debt as operating cash flow increases. Acceleration of principal payments under these provisions would generally reduce future interest cost since the amount of principal outstanding in future periods would be reduced. Also, we anticipate additional future borrowings under our debt facilities beyond those outstanding at December 31, 2006, which will increase the future payment obligations accordingly.

(2)

We are obligated under construction-related contracts as more fully discussed in Note 3 to our audited financial statements included in this annual report on Form 10-K. The total obligations at inception of these contracts was $188.6 million. Payments on these contracts through December 31, 2006 totaled $53.5 million, resulting in future obligations totaling $135.1 million. Payments generally become due under the contracts based on achievement of specified construction milestones. At December 31, 2006, $5.9 million of the future obligations were included on the balance sheet in “accounts payable and accrued liabilities—property, plant and equipment.”

(3)	The Company has financial derivative obligations consisting of a royalty interest embedded in the subordinated debt obligation which is valued at $7.1 million, and an interest rate swap agreement which is valued at $0.5 million. These obligations are more fully discussed in Notes 2 and 5 to our audited financial statements included in this annual report on Form 10-K. The value of the royalty interest is based on expected future operating cash flow of the Hereford facility. If the Hereford facility’s expected future operating cash flow increases, the value of the royalty interest liability would also increase. The value of the interest rate swap is based on expectations of future interest rates. If expectations of future interest rates increase, the value of the interest rate swap liability would decrease. We cannot reliably predict the timing of the derivative payments on a year-by-year basis and, accordingly, the derivative obligations are not included in the table above.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company’s potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates charged on borrowings. The disclosure is not meant to be a precise indicator of expected future losses, but rather a reasonable indicator of possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures.

We are a development stage company and are not presently conducting operations as an ethanol producer. We are currently only subject to interest rate risk based on the interest rates charged on the borrowings of our wholly-owned subsidiary, Panda Hereford Ethanol, L.P. If and when we begin operations, we will also be exposed to the impact of market fluctuations associated with commodity prices as discussed below. We currently do not have exposure to foreign currency risk.

Interest Rate Risk

Our exposure to interest rates primarily relates to borrowings by Panda Hereford Ethanol, L.P. under the senior debt and the tax-exempt bonds. The interest rate is fixed on the subordinated debt.

Interest on the senior debt is payable at a variable rate based upon LIBOR as more fully described in Note 5 to our audited financial statements contained in this annual report on Form 10-K. On August 28, 2006, Panda Hereford Ethanol, L.P. entered into an interest rate swap agreement to hedge its interest rate exposure on approximately 100% of the projected term loan balance outstanding during the construction period and lesser amounts after commercial operations commence. Under the swap agreement, on a quarterly basis we pay a fixed rate of approximately 5.2% and receive a variable rate based upon LIBOR. Including the pre-completion margin of 3.75%, the Company’s total interest rate on the term loan is effectively fixed at approximately 9.0% during construction via the swap agreement.

Interest on the tax-exempt bonds is payable at a variable rate which is reset periodically based upon market rates. A 1% change in interest rates would affect interest cost on the tax-exempt bonds by approximately $0.5 million per year based on the $50.0 million outstanding balance of the tax-exempt bonds.

Commodity Price Risk

We expect to produce ethanol from corn, and our business will be sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also expect to use natural gas in the ethanol production process at some of our facilities, and our business will be sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count and the amount of U.S. natural gas in underground storage during both the injection and withdrawal seasons.

We anticipate that we will attempt to reduce the market risk associated with fluctuations in the price of corn and natural gas in addition to the price of ethanol by employing a variety of risk management strategies.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO, CFO and Chief Accounting Officer (CAO), together with our disclosure committee, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.

Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during our last fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

At the end of fiscal 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accountants to provide their attestation report. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are our directors, executive officers and nominees for director or executive officer. All directors and executive officers have been employed by Panda Ethanol since October 1, 2006. Prior to that date, most of our officers, directors and individuals who performed services related to our operations, management, marketing, project management, logistics and administration were employed by Panda Energy and its affiliates and were subject to a transition services agreement between Panda Ethanol and Panda Energy.

All of our officers and directors who were also officers and directors of Panda Energy have resigned from their respective positions with Panda Energy with the exception of Robert W. Carter, who continues to serve as Chairman of both Panda Energy and Panda Ethanol.

Name	Age	Positions
Robert W. Carter	68	Chairman
Todd W. Carter	39	Chief Executive Officer and President and Director
L. Stephen Rizzieri	51	Chief Legal Officer, General Counsel and Secretary
Michael Trentel	41	Chief Financial Officer and Treasurer
Darol Lindloff	68	Chief Operating Officer
Ralph Killian	60	Senior Vice President—Development
Robert K. Simmons	50	Senior Vice President—Finance
G. Michael Boswell	66	Director
Donnell Brown	37	Director
Philip D. English	58	Director

Robert W. Carter. Mr. Robert Carter has served as chairman of our Board of Directors since November 6, 2006. Mr. Robert Carter founded Panda Energy in 1982 where he has served and continues to serve as Chairman of the Board and Chief Executive Officer since January 1995. Mr. Robert Carter is also President of Robert Carter Oil & Gas, Inc., which he founded in 1980. From 1978 to 1980, Mr. Robert Carter was Vice President of oil and gas lease sales for Reserve Energy Corporation. From 1974 to 1978, he served as a marketing consultant to Forward Products, Inc. and was the Executive Vice President of Blasco Industries from 1970 to 1974.

Todd W. Carter. Mr. Todd Carter has served as our Chief Executor Officer and President and as a member of our Board of Directors since November 6, 2006 and held the same offices at Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006. Mr. Todd Carter was employed at Panda Energy from 1989 to September 2006 and served in several roles. From December 2004 to September 2006, Mr. Todd Carter served as President of Panda Development Corporation, a division of Panda Energy, responsible for all greenfield development ethanol projects. In 2000, Mr. Todd Carter was named President of Panda Energy with duties for the overall company. Prior to that he held the role of Senior Vice President of Corporate Finance. From 1994 to 1998, Mr. Todd Carter served as President of Pan–Oak Corporation, a wholly-owned subsidiary of Panda Energy. There, Mr. Todd Carter oversaw oil and gas exploration, acquisition and prospect development. A graduate of The University of Texas at Austin, he holds a B.A. in Economics.

L. Stephen Rizzieri. Mr. Rizzieri has served as our Chief Legal Officer, General Counsel and Secretary since November 6, 2006 and held the same offices at Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006. Mr. Rizzieri was employed at Panda Energy from 1996 to October 2006. He served as Chief Legal Officer and General Counsel from July 2000 to September 2006. Prior to that and since April 1996, he served as Senior Vice President (starting in 1998) and in other executive roles with Panda Energy. From 1993 to 1996, he was Assistant General Counsel of Enserch Development Corporation. From 1985 to 1993, Mr. Rizzieri served in various capacities with Sunshine Mining Company and its affiliated companies, including as Assistant General

Counsel and Secretary. From 1981 to 1985, he served in various capacities with Woods Petroleum Corporation (which was purchased by Sunshine Mining Company in 1985) and its affiliates, most recently as President of Woods Securities Corporation. In 1980, Mr. Rizzieri served as Deputy General Counsel—Enforcement Division, Oklahoma Securities Commission. Mr. Rizzieri earned a Juris Doctor degree from the University of Oklahoma and a Bachelor of Arts degree from the State University of New York at Geneseo.

Michael Trentel. Mr. Trentel has served as our Chief Financial Officer and Treasurer since November 6, 2006 and held the same offices at Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006. Mr. Trentel was employed at Panda Energy from 1998 to September 2006, where he served as Chief Financial Officer since November 2005. Prior to serving as Chief Financial Officer, Mr. Trentel held a variety of finance positions where he was involved in various financing transactions. Mr. Trentel has also held positions at Panda Energy in development, acquisitions and asset management. Before joining Panda Energy, he spent 9 years in the oil and gas industry with ARCO. He holds a Master of Business Administration from the University of Southern California and a Bachelor of Science in Chemical Engineering from Purdue University.

Darol Lindloff. Mr. Lindloff has served as our Chief Operating Officer since November 6, 2006 and held the same office at Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006. Mr. Lindloff was employed at Panda Energy from 1989 to September 2006. He served as Chief Operating Officer since January 2005. Prior to serving as Chief Operating Officer, he was Senior Vice President, responsible for engineering, construction, operations and asset management. Mr. Lindloff served as President of Panda Energy from 1997 to 2000. Prior to 1997, he served the company as a Vice President in the capacities of Business Development, Technical Director and Project Development. Before joining Panda Energy, Mr. Lindloff was a Regional Director for Southwest Research Institute and prior to that, he was involved in the development of power and steam generating projects for Hawker Siddeley Power Engineering and for Central and Southwest Corporation. Mr. Lindloff is a graduate of Southwestern University with a Bachelor of Science Degree in Organic Chemistry.

Ralph Killian. Mr. Killian has served as our Senior Vice President—Development since November 6, 2006 and held the same office at Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006. Mr. Killian was employed as Senior Vice President in Development of Panda Energy from December 2004 to September 2006. From 2002 to 2004, Mr. Killian provided consulting, advisory and management services to various companies in the energy industry. These consulting and advisory activities included involvement in the organization and management of a start-up wind energy company, the provision of expert testimony in energy related litigation and the advising on power plant development issues. Mr. Killian previously served Panda Energy in many roles from 1989 through 2001, with senior management responsibility over business development, fuels, power sales, operations and asset management. Prior to joining Panda, he was Senior Vice President for Texas Eastern Gas Transmission Corporation and served in various management and engineering positions with Amoco Production Company. Mr. Killian is a graduate of the University of Florida with a Bachelor of Science in Chemical Engineering.

Robert K. Simmons. Mr. Simmons has served as our Senior Vice President—Finance since November 6, 2006 and held the same office at Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006. Mr. Simmons was employed at Panda Energy from 2001 to September 2006. He served as Senior Vice President of Finance with responsibilities including project financing, joint ventures, and corporate capital. Before joining Panda Energy, Mr. Simmons was Managing Director of Structural Finance for Deutsche Banc. Mr. Simmons has also held senior positions at Citibank and Swiss Bank Corp. He has been involved with financing, restructuring, and mergers and acquisitions relating to the power industry since 1983. He has a B.A. from Georgetown University and an MBA from the JL Kellogg School at Northwestern University.

G. Michael Boswell. Mr. Boswell has served as a member of our Board of Directors since November 2006. Mr. Boswell is a principal of TBP Investments Management, LLC, a firm that provides investment advisory services focused on energy-related commodity futures and equities, natural gas fueled vehicles and development of water resources for municipal and industry use. Prior to this, Mr. Boswell was a principal and owner of

Fish Traders of Texas, LP, a large aquaculture/fish raising marketing enterprise from 1993 to 1998. Mr. Boswell began his career as a lawyer with a Dallas law firm and then was employed by two New York Stock Exchange, or NYSE, member firms, serving as Senior Vice President and General Counsel of du Pont Glore Forgan from 1972 to 1974 and Executive Vice President, Director and Chief Operating Officer of Great Western United Corporation from 1974 to 1977. From 1977 to 1979, Mr. Boswell was the Chairman of a London-based commodity merchant firm. From 1976 through 1993, he was chairman and chief executive officer of Sunshine Mining Company (a NYSE-traded company). Mr. Boswell was formerly a member of the New York Coffee and Sugar Exchange. Mr. Boswell received his Juris Doctor and a Bachelor of Business Administration from Southern Methodist University and has an associate degree from Marion Military Institute.

Donnell Brown. Mr. Brown has served as a member of our Board of Directors since November 2006. Mr. Brown and his family own and manage the R.A. Brown Ranch in Throckmorton, Texas, a family business since 1895. Mr. Brown has served on the Long Range Strategic Planning Committees for the National Cattleman’s Beef Association, as well as three different cattle breed associations. He currently serves on the Board of Directors of the Texas Red Angus Association and on committees for the Texas and southwestern Cattle Raisers Association as well as the Texas Farm Bureau who named him the Outstanding Young Farmer/Rancher of Texas in 2003. Mr. Brown is a graduate of Texas Tech University with a degree in Agriculture Business.

Philip D. English. Mr. English has served as a member of our Board of Directors since February 28, 2007. Mr. English has served as President, Chief Executive Officer and Director of Broventure Company, Inc. since 1987. Broventure is a diversified investment company involved in venture capital, ranching, real estate, timber and oil and gas exploration. Mr. English has also served as President, Chief Executive Officer and Director of Broseco Land and Cattle Company, Inc. since 1999. Mr. English has previously served on the boards of various venture backed companies and a family of mutual funds operated by United Asset Management Corporation from 1986 to 2002. Mr. English holds a Bachelor of Science in psychology and a Master of Business Administration from Southern Methodist University.

Mr. Robert Carter is the father of Mr. Todd Carter. There are no other family relationships between any of our directors, nominees for director or executive officers. To our knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K during the last five years that are material to an evaluation of the ability or integrity of any of our directors, persons nominated to become directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2006 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Business Conduct and Ethics is incorporated by reference as an exhibit to this annual report. We intend to publish our Code of Business Conduct and Ethics on our website and disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

Stockholders Nominations for Director Nominees

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement filed October 25, 2006, for the 2006 special meeting of stockholders. Our Nominating Committee has proposed the current slate of directors be put up for re-election at our annual stockholders meeting.

Audit Committee

The Company currently maintains an audit committee consisting of Messrs. Boswell, Brown and English as its members, each an independent director under the Nasdaq listing standards and under the SEC rules. The audit committee includes one independent director, Mr. Boswell, who meets the qualifications of an “audit committee financial expert” in accordance with SEC rules. The purpose of the audit committee is to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table, whom we refer to as the named executive officers.

Prior to the merger of Panda Ethanol—Delaware with and into our company on November 6, 2006, our sole employee, Mr. Reed Fisher, President and Secretary, received no compensation. After the merger, all of the members of management of Panda Ethanol—Delaware became members of our management. Because the merger fell so late in the year, for the remaining two months of the 2006 fiscal year, we generally kept in place the salary and bonus compensation structure that was previously in place at Panda Ethanol—Delaware and, prior to that, at Panda Energy, for such employees. Both Panda Ethanol—Delaware and Panda Energy were private companies. Accordingly, the discussion of our fiscal 2006 compensation contained in this Compensation Discussion and Analysis is brief. The compensation committee plans to review all of our compensation arrangements for fiscal 2007 and this Compensation Discussion and Analysis also includes some general concepts related to our planned practices and procedures with respect to compensation.

Compensation Philosophy and Objectives

The compensation committee is responsible for reviewing the competitiveness of our executive compensation programs to ensure (a) the attraction and retention of corporate officers, (b) the motivation of corporate officers to achieve our business objectives, and (c) the alignment of the interests of key leadership with the short-term and long-term interests of our stockholders. The compensation committee also has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy, and ensuring that the total compensation paid to our executive officers, including the named executive officers, is fair and reasonable. Generally, the types of compensation and benefits provided to the named executive officers are similar to those provided to other executive officers.

The day-to-day design and administration of savings, health, welfare and paid time-off plans and policies applicable to salaried employees in general are handled by our Human Resources department. The compensation committee (or board of directors) remains responsible for certain fundamental changes outside the day-to-day requirements necessary to maintain these plans and policies.

The compensation committee will base its compensation programs on the following objectives:

•

Compensation should be based on the level of job responsibility, individual performance, and company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to company performance and shareholder returns, because they are more able to affect the company’s results.

•

Compensation should reflect the value of the job in the marketplace. To attract and retain a highly skilled work force, we must remain competitive with the pay of other premier employers who compete with us for talent.

•

Compensation and benefit programs should be egalitarian. While the programs and individual pay levels will always reflect differences in job responsibilities, geographies, and marketplace considerations, the overall structure of compensation and benefit programs should be broadly similar across the organization. Perquisites for executives should be rare and limited to those that are important to the executive’s ability to safely and effectively carry out his or her responsibilities.

Role of the Chairman and Executive Officers in Compensation Decisions

For fiscal 2007, the compensation committee plans to make all compensation decisions for the executive officers, including the named executive officers and to approve all equity awards, if any, to our executive officers. It is anticipated that the Chairman will participate in the annual review of the compensation and performance of the executive officers, including the named executive officers, and the President will participate in the annual review for all executive officers, other than himself. For fiscal 2006, the Chairman set the original salaries at Panda Ethanol—Delaware and determined the amount of the 2006 cash bonus in accordance with past practices.

Setting Executive Compensation

Prior to the merger on November 6, 2006, the sole employee of Cirracor, Mr. Reed Fisher, President and Secretary, received no compensation. For November and December of 2006, we generally kept in place the overall compensation structure that was set by Panda Ethanol—Delaware and Panda Energy earlier in the year for our executives. This was mainly due to the facts that the merger occurred very late in the year and all of the members of our current management were former employees of Panda Ethanol—Delaware and, prior to that, Panda Energy. We concluded that the most efficient and logical course of action was to essentially carry-over the prior compensation structure at Panda Ethanol—Delaware and Panda Energy for the remainder of fiscal 2006. The cash bonuses paid by us to our executive officers covered the full 2006 fiscal year and were based on a full year’s employment and base salary. At Panda Ethanol—Delaware and Panda Energy, the Chairman set the base salary and cash bonus amounts in accordance with past practices. This overall compensation was at a level that the Chairman, Panda Ethanol—Delaware and Panda Energy believed to be competitive with their peer companies.

The compensation committee plans to review all of our compensation arrangements for fiscal 2007. Based on the compensation philosophy and objectives described above, the compensation committee plans to structure our annual and incentive-based executive compensation to motivate executives to achieve the business goals set by us and reward the executives for achieving such goals. We currently do not have any non-cash component of our compensation, although such non-cash compensation may be incorporated into our structure in the future.

Components of Executive Compensation

The components of the total compensation paid to the executives include the following:

•	Base salary

•	Cash incentive bonus

Base salary

Base salary is the guaranteed element of executive’s annual cash compensation. The value of base salary reflects the executive’s long-term performance, skill set and the market value of that skill set. The compensation committee plans to review our base salary arrangements as a part of its overall review of our compensation practices.

Cash incentive bonus

The Chairman set our fiscal 2006 bonus in accordance with past practices at Panda Ethanol – Delaware and Panda Energy. The payout of this bonus was intended to cover the full 2006 fiscal year and occurred in December 2006, which is consistent with the timing of prior bonus payments. To date, we have granted only cash incentive compensation. There is no current pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. The compensation committee plans to review our incentive compensation arrangements to determine the appropriate level and mix of incentive compensation as a part of its overall review of our compensation practices.

Compensation of Executive Officers

The total compensation paid for the 2006 fiscal year to the Chief Executive Officer, Mr. Todd W. Carter, Chief Financial Officer, Mr. Michael Trentel, and the other three most highly paid executive officers who received cash compensation in excess of $100,000 for the fiscal year ended December 31, 2006 collectively referred to as the “named executive officers”, is set forth below in the following Summary Compensation Table. For fiscal year 2006, we incorporated compensation received by the named executive officers from Panda Ethanol—Delaware and Panda Energy to determine the status of such persons as named executive officers. Otherwise, none of such persons would have exceeded the $100,000 threshold. Compensation information is also provided for Mr. Reed Fisher, who served as President and Secretary of Cirracor prior to the merger on November 6, 2006.

2006 FISCAL YEAR SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Todd W. Carter Chief Executive Officer	2006	69,396	(2)	34,689	—	—	—		—	600	(3)	104,685

Robert K. Simmons Senior Vice President— Finance	2006	66,242	(4)	33,121	—	—	—		—	—		99,363

L. Stephen Rizzieri Chief Legal Officer and General Counsel	2006	52,273	(5)	26,136	—	—	—		—	—		78,409

Michael A. Trentel Chief Financial Officer and Treasurer	2006	39,375	(6)	19,688	—	—	—	(7)	—	—		59,063

Darol S. Lindloff Chief Operating Officer	2006	48,125	(8)	24,063	—	—	—		—	380	(9)	72,568

Reed Fisher President and Secretary of Cirracor	2006	—		—	—	—	—		—	—	(10)	—

(1)	Bonus amounts covered the full 2006 fiscal year and were based on a full year’s employment and salary.

(2)	Represents amounts paid since the merger on November 6, 2006. Does not include $34,689 paid by Panda Ethanol—Delaware to Mr. Carter from October 1, 2006 to November 6, 2006 and $299,065 paid by Panda Energy to Mr. Carter from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Carter for fiscal 2006 equals $403,150.

(3)	Represents a $300 per month car allowance paid by us. Does not include $300 paid by Panda Ethanol—Delaware to Mr. Carter from October 1, 2006 to November 6, 2006 and $2,700 paid by Panda Energy to Mr. Carter from January 1, 2006 to September 30, 2006. Does not include any amounts for personal use by Mr. Carter on two occasions, one in January 2006 and one in April 2006, of an aircraft owned by a subsidiary of Panda Energy as any amounts related to such use were paid in full by Panda Energy and were not reimbursed by us or Panda Ethanol—Delaware. Does not include $49,500 of compensation paid by us to Mr. Carter in connection with his service as a director. See “—Compensation of Directors.” Also does not include $36,500 of compensation paid by Panda Energy to Mr. Carter in fiscal 2006 in connection with his service as a director.

(4)	Represents amounts paid since the merger on November 6, 2006. Does not include $33,121 paid by Panda Ethanol— Delaware to Mr. Simmons from October 1, 2006 to November 6, 2006 and $285,471 paid by Panda Energy to Mr. Simmons from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Simmons for fiscal 2006 equals $384,834.

(5)	Represents amounts paid since the merger on November 6, 2006. Does not include $26,136 paid by Panda Ethanol—Delaware to Mr. Rizzieri from October 1, 2006 to November 6, 2006 and $225,270 paid by Panda Energy to Mr. Rizzieri from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Rizzieri for fiscal 2006 equals $303,679.

(6)	Represents amounts paid since the merger on November 6, 2006. Does not include $19,688 paid by Panda Ethanol—Delaware to Mr. Trentel from October 1, 2006 to November 6, 2006 and $169,688 paid by Panda Energy to Mr. Trentel from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Trentel for fiscal 2006 equals $228,751.

(7)

Does not include amounts related to an option to purchase 25,000 shares of Panda Energy common stock granted to Mr. Trentel by Panda Energy on August 16, 2006. The option has an exercise price of $3.00 per share and vests in three equal installments on August 16, 2008, 2009 and 2010. The option will not vest if a termination of employment with Panda Energy or Panda Ethanol has occurred. The option expires (i) on August 16, 2016, (ii) on the 30th day following termination of Mr. Trentel’s employment with Panda Energy or Panda Ethanol other than “for cause” and immediately upon a termination “for cause,” and (iii) six months following Mr. Trentel’s death or disability. The option was granted in connection with an agreement entered into on November 14, 2005 between Panda Energy and Mr. Trentel regarding the acquisition of options to purchase 25,000 shares of Panda Energy common stock upon closing of financing for the Hereford facility and options to purchase 10,000 shares of Panda Energy common stock upon closing of financing for each of the next six ethanol facilities with a capacity of 100 million gallons or more. All of such options will have an exercise price of $3.00 per share.

(8)	Represents amounts paid since the merger on November 6, 2006. Does not include $24,063 paid by Panda Ethanol—Delaware to Mr. Lindloff from October 1, 2006 to November 6, 2006 and $207,396 paid by Panda Energy to Mr. Lindloff from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Lindloff for fiscal 2006 equals $279,584.

(9)	Represents a $190.00 per month car allowance paid by the Company. Does not include $190 paid by Panda Ethanol—Delaware to Mr. Lindloff from October 1, 2006 to November 6, 2006 and $1,710 paid by Panda Energy to Mr. Lindloff from January 1, 2006 to September 30, 2006.

(10)	Mr. Fisher received no compensation in fiscal 2006. Does not include a loan in the amount of $7,666 which we repaid to Mr. Fisher after consummation of the merger.

We provide only minimum perquisites to executive officers which have been identified in the footnotes to the Summary Compensation Table above. We prefer to compensate named executive officers using a mix of salary and cash bonus. We do provide Messrs. Carter and Lindloff with a monthly car allowance. Perquisites do not include any amounts related to the provision of covered parking to the above named executive officers because the covered parking is provided by the building at no incremental cost to us.

On November 1, 2006, Panda Energy granted options to purchase common stock of Panda Energy to Messrs. Simmons, Trentel and Lindloff. Mr. Simmons’s option is for 100,000 shares, Mr. Lindloff’s option is for 15,000 shares and Mr. Trentel’s has two options for 5,000 shares each. The options have an exercise price of $3.00 per share and are fully vested and exercisable. The options expire on (i) the 30th day following termination of employment of the option holder with Panda Energy or Panda Ethanol other than “for cause” and immediately upon a termination “for cause” or (ii) six months following the option holder’s death or disability. The option granted to Mr. Simmons otherwise expires on July 1, 2011, the option granted to Mr. Lindloff otherwise expires on March 31, 2009 and Mr. Trentel’s options otherwise expire on March 31, 2009 and on July 1, 2011. The option amounts, terms and price are the same as options held by such option holders that expired by their terms upon their employment with Panda Energy due to such option holder’s change in employment to Panda Ethanol—Delaware. These options were issued in recognition of the option holder’s past services as an employee of Panda Energy. We do not believe that any of these options represents compensation for services rendered to us.

Compensation of Directors

The total compensation paid for the 2006 fiscal year to our directors for the fiscal year ended December 31, 2006, is set forth below in the following Summary Compensation Table:

2006 FISCAL YEAR DIRECTOR COMPENSATION

Name*	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert W. Carter Chairman	79,500	(1)	—	—	—	—	—	79,500
Todd W. Carter	49,500	(2)	—	—	—	—	—	49,500
G. Michael Boswell	66,000	(3)	—	—	—	—	—	66,000
Donnell Brown	60,000	(4)	—	—	—	—	—	60,000
Stanford Stoddard (5)	—		—	—	—	—	—	—

(1)	Comprised of annual retainer of $75,000 and $4,500 in board meeting fees.

(2)	Comprised of annual retainer of $45,000 and $4,500 in board meeting fees.

(3)	Comprised of annual retainer of $45,000, $4,500 in board meeting fees, chairman of audit committee annual retainer of $12,000 and $4,500 in committee meeting fees.

(4)	Comprised of annual retainer of $45,000, $4,500 in board meeting fees, chairman of nominating and corporate governance committee annual retainer of $6,000 and $4,500 in committee meeting fees.

(5)	Mr. Stoddard resigned from the board effective November 7, 2006 and did not receive any compensation for his service as director.

Our current compensation policy for our directors is summarized as follows. The Chairman receives an annual retainer of $75,000 and all other directors receive an annual retainer of $45,000. All directors, including the Chairman, receive $2,500 for each board meeting attended in person and $2,000 for each board meeting attended by telephone. The chairman of the audit committee receives an annual retainer of $12,000. The chairman of each other committee receives an annual retainer of $6,000. If a director is the chairman of more than one committee, he or she would receive a retainer for each such committee. All committee members, including the chairman, receive $1,500 for each committee meeting attended, whether in person or by telephone. In addition, board members are reimbursed for reasonable travel expenses incurred in connection with their attendance at a board or committee meeting.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2006, the compensation committee was comprised of Messrs. Boswell and Brown.

No member of the compensation committee is or has been an officer or employee of Panda Ethanol or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K during the fiscal year ended December 31, 2006. No executive officer of Panda Ethanol served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee. No executive officer of Panda Ethanol served as a director of another entity, one of whose executive officers served on the compensation committee. No executive officer of Panda Ethanol served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Panda Ethanol.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report in Form 10-K.

The foregoing report is provided by the following directors, who constitute the compensation committee.

COMPENSATION COMMITTEE

Philip D. English, Chairman
G. Michael Boswell
Donnell Brown

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The Company’s only outstanding class of equity securities is its common stock, par value $0.001 per share. The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2007 by each person known to us to own beneficially more than five percent (5%) of our common stock as of March 15, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Panda Energy International, Inc. 4100 Spring Valley, Suite 1001 Dallas, TX 75244	14,217,341		45.8%

GLG Partners LP 1 Curzon Street London W1J 5HB England	5,019,947	(2)	16.2%

Seneca Capital LP 590 Madison Avenue, 28th Floor New York, NY 10022	2,247,399	(3)	7.2%

FrontPoint Energy Horizons Fund GP, LLC 2 Greenwich Plaza Greenwich, CT 06830	1,831,214	(4)	5.9%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership information is based on the most recent Form 3, 4 and 5 and 13D and 13G filings with the Securities and Exchange Commission, or SEC, and reports made directly to us. The percentages indicated are based on 31,066,659 shares of common stock outstanding as of March 28, 2007.

(2)	Includes 1,670,289 shares held by GLG North American Opportunity Fund, 1,002,173 shares held by GLG Global Utilities Fund, 2,338,405 shares held by GLG European Long-Short Fund and 9,080 shares indirectly owned by GLG Partners LP on behalf of certain managed accounts, which are managed by GLG Partners LP. GLG Partners LP, an English limited partnership, acts as the investment manager of certain funds and managed accounts and may be deemed, as of the date hereof, to be the beneficial owner of the securities held by such funds and managed accounts. GLG Partners Limited, an English limited company, is the general partner of GLG Partners LP. Noam Gottesman, Pierre Lagrange and Emmanuel Roman are each a managing director of GLG Partners Limited. GLG Partners LP, GLG Partners Limited, Noam Gottesman, Pierre Lagrange and Emmanuel Roman do not hold directly any of our securities or derivative securities with respect thereto, and disclaim any beneficial ownership of any of such securities reported or excluded herein, except for their pecuniary interest therein.

(3)	Includes 1,415,029 shares held by Seneca Capital International Subsidiary Corp III, 827,606 shares held by Seneca Capital LP and 4,764 shares held by Seneca Capital LP II. Doug Hirsch is the managing member of the general partner of Seneca Capital LP and Seneca Capital LP II. Mr. Hirsch is also the sole director of Seneca Capital International Subsidiary Corp III and is the managing member of the general partner of the investment manager to Seneca Capital International Subsidiary Corp III’s sole shareholder. As such, Mr. Hirsch has investment and voting power for the securities owned by each of Seneca Capital LP, Seneca Capital LP II and Seneca Capital International Subsidiary Corp III. Mr. Hirsch disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(4)	Includes 915,607 shares held by FrontPoint Utility and Energy Fund, L.P. and 915,607 shares held by FrontPoint Energy Horizons Fund, L.P. FrontPoint Energy Horizons Fund GP, LLC is the general partner of FrontPoint Energy Horizons Fund, L.P. FrontPoint Utility and Energy Fund GP, LLC is the general partner of FrontPoint Utility and Energy Fund, L.P. FrontPoint Partners LLC is the managing member of FrontPoint Energy Horizons Fund GP, LLC and FrontPoint Utility and Energy Fund GP, LLC and as such has voting and dispositive power over these securities. FrontPoint Partners LLC is an indirect wholly-owned subsidiary of Morgan Stanley.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2007 by (i) each of our named executive officers; (ii) each of our directors; and (iii) all of our present executive officers and directors as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Robert W. Carter(1)	0	*
Todd W. Carter	0	*
L. Stephen Rizzieri	0	*
Michael Trentel	0	*
Darol Lindloff	0	*
Ralph Killian	0	*
Robert K. Simmons	0	*
G. Michael Boswell	0	*
Donnell Brown	0	*
Philip D. English	0	*
All directors and executive officers as a group (10 persons)(1)	0	*

*	Less than 1%.
(1)	Robert W. Carter is Chairman of the Board, Chief Executive Officer and owner of 38% of the outstanding shares of Panda Energy, which owns 14,217,341 shares of our common stock. Mr. Carter does not have or share voting or investment power over these shares held by Panda Energy.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	—
Equity compensation plans not approved by security holders	—	$—	3,333,333
Total	—	$—	3,333,333

In May 2006, as amended and restated on June 7, 2006, the Panda Ethanol—Delaware adopted the Panda Ethanol, Inc. 2006 Long Term Incentive Plan (the “Plan”). The Plan was approved by the stockholders of Panda Ethanol—Delaware. The Plan was assumed by us in connection with the merger. The Plan authorizes the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees, consultants and outside directors. A maximum of 3,333,333 shares of common stock may be delivered pursuant to awards under the plan. No awards have been granted under the plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Panda Energy is our founder and largest stockholder, owning approximately 46% of our outstanding stock. We are a party to several agreements with Panda Energy. These agreements are described below.

Transition Services Agreement

We are a party to a Transition Services Agreement, effective as of June 7, 2006 and amended effective as of October 7, 2006 and March 30, 2007, originally executed by Panda Ethanol-Delaware and Panda Energy Management, LP, or PEM. By virtue of the merger, we have succeeded to the agreements and obligations of Panda Ethanol-Delaware under the Transition Services Agreement. PEM is a wholly-owned subsidiary of Panda Energy. As used in this annual report, Transition Services Agreement refers to the Transition Services Agreement, as amended.

The Transition Services Agreement provides for the provision or coordination of certain administrative services by Panda Ethanol to PEM (i) during a specified time period prior to the merger which commenced on October 7, 2006 and ended on the effective date of the merger, or the Transition Period, and (ii) following the merger. Prior to the commencement of the Transition Period, the Transition Services Agreement provided for the provision or coordination by PEM of certain services to Panda Ethanol-Delaware.

Services to be Provided. Commencing on October 6, 2006 and following the effective date of the merger, we are required to provide PEM with, or coordinate the provision to PEM of, various general administrative services, including tax, human resources, government reporting, accounting, employee heath and safety, financial (including cash management and insurance), general corporate, legal, development and facilities, corporate communications, corporate travel and provision of aircraft, and certain executive office functions services, and such other services as are relevant or necessary or as PEM may reasonably request as relevant or necessary. The initial term of our services to be provided to PEM pursuant to the Transition Services Agreement ends on June 30, 2007. Prior to the commencement of the Transition Period, PEM provided certain similar services to Panda Ethanol-Delaware (other than the executive office functions).

Charges for Services. All charges for services provided by Panda Ethanol-Delaware during the Transition Period and us following the effective date of the merger are based on the allocable costs incurred by Panda Ethanol-Delaware or us, as the case may be, for performing such services (including an allocable charge for overhead costs) or an allocable portion of the charges paid by Panda Ethanol-Delaware or us, as the case may be, to a third party for performing such services. The total amount paid by PEM to Panda Ethanol was approximately $205,000 for the fourth quarter of 2006. All amounts owing to Panda Ethanol will be invoiced and paid no later than thirty (30) days after the invoice date. All amounts are paid in United States dollars in the form of a check or wire transfer.

Prior to the commencement of the Transition Period, PEM charged Panda Ethanol-Delaware for similar services. The total amount charged by PEM to Panda Ethanol-Delaware was $1.018 million for the month of August, $926,000 for the month of September and $216,000 for the fourth quarter of 2006. The amount charged by PEM for the fourth quarter of 2006 was substantially less than the amount charged by PEM for August and September because employees transferred from PEM to Panda Ethanol-Delaware on October 1, 2006.

Audit Rights. Each of the parties has the right to audit and review any charges or invoices for services, and to be provided with reasonable access to information of the other party to enable them to review and audit the other party’s charges.

Limitation on Liability. Neither party has any liability with respect to its furnishing of services to the other party under the Transition Services Agreement except: (i) on account of its gross negligence or willful misconduct; (ii) for any punitive damages; or (iii) in excess of the amount of fees paid to it by the other party.

Indemnification. Each party agrees to indemnify and hold harmless the other party, its employees, agents, officers, directors, stockholders and affiliates from any and all claims, demands, complaints, liabilities, losses, damages and all costs and expenses (including legal fees), collectively referred to as damages, arising from or relating to the use of any service provided under the Transition Services Agreement or any person using such service (including but not limited to damages for injury or death to persons or damage to property) to the extent not arising from the willful misconduct, bad faith or negligence of the indemnified party.

Termination. The Transition Services Agreement may be terminated as follows:

•	upon the mutual written agreement of the parties;

•

by either of the parties for material breach of any of the terms thereof by the other party, if the breach is not remedied within 30 days after written notice of breach is delivered to the defaulting party;

•

by either party, upon written notice to the other party if PEM or Panda Ethanol becomes insolvent, makes an assignment for the benefit of creditors, or is placed in receivership, reorganization, liquidation or bankruptcy;

•

by PEM, upon written notice to Panda Ethanol, if, for any reason, the ownership or control of Panda Ethanol or any of the Panda Ethanol’s operations becomes vested in, or is made subject to the control or direction of, any direct competitor of PEM (other than pursuant to the merger); or

•

by Panda Ethanol, upon written notice to PEM, if for any reason, the ownership or control of PEM or any of PEM’s operations become vested in, or made subject to the control or direction of, any direct competitor of Panda Ethanol.

Upon any such termination, each party is to be compensated for all services rendered to the date of termination in accordance with the provisions of the Transition Services Agreement.

Reimbursement Letter

We are a party to a letter agreement, dated as of June 7, 2006, originally executed by Panda Ethanol-Delaware and Panda Energy. We refer to the letter agreement as the Reimbursement Letter. The Reimbursement Letter provides for reimbursement by us of costs and expenses incurred by Panda Energy in connection with the development of our ethanol production facilities.

In consideration for past financial support provided by Panda Energy, the Reimbursement Letter requires us to reimburse Panda Energy for direct and indirect costs and expenses in excess of $13.0 million for services incurred by Panda Energy in connection with the following:

•

the negotiation, execution and delivery of (a) the merger agreement, dated as of May 18, 2006, by and among Panda Ethanol, Inc., Cirracor and Grove Panda Investments, LLC, (b) the Securities Purchase Agreement, dated as of June 7, 2006, by and among Panda Ethanol-Delaware and certain purchasers of its securities, (c) the Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy and certain purchasers of our securities, and (d) any other documents or agreements entered into in connection with the transactions contemplated under the Securities Purchase Agreement; and

•	ethanol project development activities up to the date on which Panda Ethanol-Delaware closed its senior debt and subordinated debt financing of the Hereford facility.

All such costs and expenses incurred after the date of execution of the definitive agreements relating to the senior and subordinated debt financing of the Hereford facility, or the Hereford financing date, are paid on a monthly basis. All costs and expenses incurred prior to the Hereford financing date were accrued on a project-by-project basis and are due and payable for a particular project when we enter into definitive agreements relating to project debt or other appropriate financial arrangements for that particular project. In connection with the Hereford financing, we reimbursed Panda Energy $2.0 million for all amounts accrued in connection with the development of the Hereford facility in excess of Panda Energy’s $13.0 million capital commitment. The accrued costs and expenses that may be reimbursed for the projects other than the Hereford facility total approximately $4.3 million, subject to final audit, and are expected to be approximately allocated by facility as follows:

• Haskell facility:	$ 1.2 million

• Yuma facility:	$ 1.4 million

• Sherman facility:	$ 0.4 million

• Other facilities:	$ 1.3 million.

Under the Reimbursement Letter, we were also required to pay, and have paid, a development fee in the amount of $3.5 million upon entering definitive agreements relating to the senior and subordinated debt financing of the Hereford facility.

The following directors may have an indirect material interest in the transactions described above:

•	Robert W. Carter has served as Chairman of the Board and Chief Executive Officer of Panda Energy since 1995, and he owns 38% of Panda Energy’s outstanding shares; and

•

Todd W. Carter served as President of Panda Energy from July 2000 to December 2004 and as President of Panda Development Corporation, a division of Panda Energy from December 2004 to September 30, 2006.

Lease of Office Space

Effective October 1, 2006, we rent office space from Panda Energy on a month to month basis for approximately $35,000 per month. Such amount represents a pro rata allocation of Panda Energy’s actual rent, based upon the proportion of Panda Energy’s total office space occupied by us.

In accordance with our audit committee charter adopted after the merger on November 8, 2006, our audit committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Any material financial transaction with any director, executive officer, nominee or holder of five percent or more of our company, or immediate family member of any of the foregoing, would need to be approved by our audit committee prior to our entering into such transaction.

Director Independence

The standards relied upon by the board of directors in affirmatively determining whether a director is “independent” in compliance with the rules of the Nasdaq are comprised, in part, of those objective standards set forth in the Nasdaq rules, which generally provide that: (a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of Panda Ethanol, would not be independent for a period of three years after termination of such relationship; (b) a director who receives, or whose immediate family member receives, payments of more than $60,000 during any period of twelve consecutive months from Panda Ethanol, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount; (c) a director who is or who has an immediate family member who is, a current partner of our outside auditor or who was, or who has an immediate family member who was, a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship; (d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of our present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and (e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, Panda Ethanol for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000 or 5% of such other company’s consolidated gross revenues would not be independent until a period of three years after falling below such threshold.

The board of directors, in applying the above-referenced standards, has affirmatively determined that our current “independent” directors are: G. Michael Boswell, Donnell Brown and Philip D. English. As part of the board’s process in making such determination, each such director provided written assurances that (a) all of the above-cited objective criteria for independence are satisfied and (b) he has no other “material relationship” with us that could interfere with his ability to exercise independent judgment.

Item 14.	Principal Accounting Fees and Services

Stonefield Josephson, Inc. was the historical independent registered public accounting firm of Cirracor. Deloitte & Touche LLP was the historical independent registered public accounting firm of Panda Ethanol—Delaware. As a result of the merger of Panda Ethanol—Delaware with and into Cirracor, Deloitte & Touche LLP replaced Stonefield Josephson, Inc. as our independent registered public accounting firm effective as of December 19, 2006 to audit our financial statements for the years ending December 31, 2006 and 2007, and to perform procedures related to the financial statements included in our current reports on Form 8-K and quarterly reports on Form 10-Q or Form 10-QSB beginning with, and including, reports that contain financial information with respect to the quarter ended September 30, 2006, but excluding our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed on November 20, 2006.

Fees paid to Deloitte & Touche LLP

Aggregate fees for professional services provided to us and Panda Ethanol—Delaware by Deloitte & Touche LLP for the years ended December 31, 2005 and December 31, 2006 were as follows:

(in thousands)	Fiscal year ended December 31, 2006	Fiscal Year ended December 31, 2005
Audit Fees(a)	$155,000	$—
Audit-Related Fees(b)	10,000	—
Tax Fees(c)	—	—
All Other Fees(d)	1,599	—

Total	$166,599	$—

(a)	Fees for audit services in 2006 include fees associated with the reviews of Panda Ethanol’s financial statements for the first and second quarter of fiscal 2006 and $90,000 in fees for the audit of Panda Ethanol—Delaware’s financial statements for the years ended December 31, 2004 and 2005.

(b)	Audit-related fees principally include accounting fees incurred related to our Definitive Proxy Statement relating to the merger of Panda Ethanol, Inc. with and into Cirracor, filed on October 25, 2006.

(c)	Tax fees, when incurred, include tax compliance and tax planning.

(d)	Represents amounts paid for a subscription to Deloitte & Touche LLP’s online technical accounting research library.

In considering the nature of the services provided by Deloitte & Touche LLP, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Deloitte & Touche LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Fees paid to Stonefield Josephson, Inc.

Aggregate fees for professional services provided to Cirracor and us by Stonefield Josephson, Inc. for the years ended September 30, 2005 and December 31, 2006 and for the three-month transition period ended December 31, 2005 were as follows:

(in thousands)	Fiscal year ended December 31, 2006	Three-month transition period ended December 31, 2005	Fiscal Year ended September 30, 2005
Audit Fees(a)	$15,519	$10,793	$21,860
Audit-Related Fees(b)	14,306	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—

Total	$29,825	$10,793	$21,860

(a)	Fees for audit services in 2006 include fees associated with the reviews of our quarterly reports on Form 10-QSB, the audit of our September 30, 2005 Annual Report on Form 10-KSB and for services in connection with an SEC comment letter and amendment to Cirracor’s September 30, 2005 Annual Report on Form 10-KSB. Fees for audit services in 2005 include fees associated with the review of Cirracor’s Quarterly Reports filed on Form 10-QSB and the audit of Cirracor’s September 30, 2004 Annual Report on Form 10-KSB.

(b)	Audit-related fees principally include accounting consultations fees incurred related to our registration statement on Form S-3 filed with the SEC on January 10, 2007, our Definitive Proxy Statement relating to the merger of Panda Ethanol, Inc. with and into Cirracor, filed on October 25, 2006, and our transitional report on Form 10-QT. Audit-related fees also include fees incurred in connection with the change in accountants.

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

On December 19, 2006, the Audit Committee pre-approved Deloitte & Touche LLP to provide tax services, including tax compliance services (i.e., preparation of tax returns and related matters) and tax consulting services (including, but not limited to, determination of the tax treatment of actual or possible transactions, determination of applicability of sales tax to ethanol plant components and consultation concerning federal and state tax regulations); provided that (i) the fees for the tax services shall not exceed $150,000, (ii) the performance of tax services must be authorized by the Audit Committee Chair prior to commencement of such services and (iii) the provision of any tax service is required to be reported to the Audit Committee at the next regularly scheduled Audit Committee meeting. None of the services included in “Audit-Related Fees” or “All Other Fees” in the tables above were approved by the audit committee pursuant to the above described pre-approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of Report.

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Statements of Operations for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

Consolidated Statements of Shareholders’ Equity for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

Consolidated Statements of Cash Flows for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

Notes to Consolidated Financial Statements as of December 31, 2005 and 2006 and for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

2.	Financial Statement Schedule: Schedule I, Condensed Financial Information of Registrant

3.	Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

10.1	Financing Agreement, dated as of July 28, 2006 by and among Panda Hereford Ethanol, L.P., Societe Generale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.2	Indenture of Trust, dated as of as of July 1, 2006, by and between Red River Authority of Texas and The Bank of New York Trust Company, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.3	Transition Services Agreement dated as of June 7, 2006 between Panda Energy Management, L.P. and Panda Ethanol, Inc. , filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.4	First Amendment to Transition Services Agreement, dated as of October 7, 2006 between Panda Energy Management, L.P. and Panda Ethanol Management, LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.5	Letter Agreement for Reimbursement dated June 7, 2006, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

Exhibit Number	Description
10.6(2)	The Panda Ethanol, Inc. 2006 Amended and Restated Long-Term Incentive Plan, dated as of June 7, 2006, filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.7	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.8	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.9	Industry Track Agreement, dated as of June 6, 2006 by and between BNSF Railway Company and Panda Hereford Ethanol, L.P, filed as Exhibit 10.9 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.10	Turnkey Engineering, Procurement and Construction Agreement for Ethanol Production Facility dated as of October 15, 2005, by and between Panda Hereford Ethanol, LP and Lurgi PSI, Inc., filed as Exhibit 10.10 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein

10.11	Ethanol Marketing Agreement dated as of October 13, 2005, by and between Aventine Renewable Energy, Inc. and Panda Hereford Ethanol, L.P., filed as Exhibit 10.11 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.12	Subordinated Debt Financing Agreement, dated as of July 28, 2006 by and between Panda Hereford Ethanol, L.P. and *****, filed as Exhibit 10.12 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.13	Second Amendment to Transition Services Agreement, dated as of March 30, 2007 between Panda Energy Management, L.P. and Panda Ethanol Management, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 30, 2007 and incorporated by reference herein.

10.14(1)	Turnkey Engineering Procurement and Construction Contract for Ethanol Production Facility dated as of March 1, 2007, by and between Panda Yuma Ethanol, LP and Lurgi, Inc.

10.15(1)(2)	Description of Director Compensation.

10.16(1)(2)	Letter From Panda Energy International, Inc. to Mr. Michael Trentel dated November 14, 2005 and relating to an agreement regarding options to purchase common stock of Panda Energy International, Inc.

10.17(1)(2)	Form of Nonstatutory Stock Option Agreement under the 2000 Stock Option Plan of Panda Energy International, Inc. Dated August 23, 2000.

21.1(1)	Subsidiaries of Panda Ethanol, Inc.

23.1(1)	Consent of Deloitte & Touche LLP.

31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2007.

PANDA ETHANOL, INC.

/s/ TODD W. CARTER
Todd W. Carter, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ TODD W. CARTER Todd W. Carter	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2007

/s/ MICHAEL TRENTEL Michael Trentel	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2007

/s/ FRANKLIN BYRD Franklin Byrd	Vice President and Corporate Controller (Principal Accounting Officer/Controller)	March 30, 2007

/s/ ROBERT W. CARTER Robert W. Carter	Director	March 30, 2007

/s/ G. MICHAEL BOSWELL G. Michael Boswell	Director	March 30, 2007

/s/ DONNELL BROWN Donnell Brown	Director	March 30, 2007

/s/ PHILIP D. ENGLISH Philip D. English	Director	March 30, 2007

PANDA ETHANOL, INC.

AND SUBSIDIARIES

(A Development Stage Enterprise)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2006	F-3

Consolidated Statements of Operations for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

F-4

Consolidated Statements of Shareholders’ Equity for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

F-5

Consolidated Statements of Cash Flows for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

F-6

Notes to Consolidated Financial Statements as of December 31, 2005 and 2006 and for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Panda Ethanol, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Panda Ethanol, Inc. and subsidiaries (a development stage company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two-month period ended December 31, 2004, the years ended December 31, 2005 and 2006, and for the period from November 1, 2004 (date of inception) to December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Panda Ethanol, Inc. and subsidiaries (a development stage company) as of December 31, 2005 and 2006, and the results of its operations and its cash flows for the two-month period ended December 31, 2004, the years ended December 31, 2005 and 2006, and the period from November 1, 2004 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company is in the development stage as of December 31, 2006. As discussed in Note 1 to the financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 30, 2007

PANDA ETHANOL, INC.

AND SUBSIDIARIES

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2006

	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$25,043	$15,413,529
Restricted cash and cash equivalents	247,000	135,607,427
Accounts receivable from former parent	—	32,265
Restricted short-term investments	—	12,495,335
Prepaid expenses and other current assets	—	932,214

Total current assets	272,043	164,480,770

Property, plant and equipment:
Construction in progress	—	66,087,367
Development costs	4,587,921	2,084,463
Furniture and fixtures	—	76,693
Accumulated depreciation	—	(3,079)

Total property, plant and equipment, net	4,587,921	68,245,444

Debt issuance costs, net of accumulated amortization of $520,393 at December 31, 2006	—	8,902,699

Total assets	$4,859,964	$241,628,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities—property, plant and equipment	$1,986,508	$6,309,361
Accounts payable and accrued liabilities—operating expenses	56,465	1,051,919
Accrued interest	—	491,497

Total current liabilities	2,042,973	7,852,777

Financial derivatives	—	7,659,400

Long-term debt, net	—	136,369,890

Commitments and contingencies (Notes 3 and 5)

Temporary equity—payable to former parent	—	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 13,817,341 and 31,066,667 shares issued and outstanding at December 31, 2005 and 2006, respectively	13,817	31,067
Additional contributed capital	9,694,675	104,405,191
Accumulated other comprehensive losses	—	(513,400)
Deficit accumulated during the development stage	(6,891,501)	(18,477,570)

Total shareholders’ equity	2,816,991	85,445,288

Total liabilities and shareholders’ equity	$4,859,964	$241,628,913

See notes to consolidated financial statements.

PANDA ETHANOL, INC.

AND SUBSIDIARIES

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2004) THROUGH DECEMBER 31, 2004,

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006, AND FOR THE PERIOD

FROM INCEPTION THROUGH DECEMBER 31, 2006

	Inception Through December 31, 2004	Year Ended December 31,		Inception Through December 31, 2006
		2005	2006
Development and administrative expenses:
Development and administrative expenses allocated from former parent	$269,775	$5,488,683	$6,411,285	$12,169,743
Other development and administrative expenses	22,635	1,110,408	7,014,657	8,147,700

Total development and administrative expenses	292,410	6,599,091	13,425,942	20,317,443

Other expense (income):
Interest income	—	—	(3,730,833)	(3,730,833)
Interest expense and letter of credit fees	—	—	3,137,889	3,137,889
Amortization of debt issuance costs	—	—	271,992	271,992
Depreciation	—	—	3,079	3,079
Decrease in fair value of financial derivative	—	—	(1,522,000)	(1,522,000)

Total other expense (income)	—	—	(1,839,873)	(1,839,873)

Net loss	$292,410	$6,599,091	$11,586,069	$18,477,570

Net loss per common share—basic and dilutive:
Net loss per common share	$0.02	$0.48	$0.51

Weighted average common shares outstanding—basic and dilutive	13,817,341	13,817,341	22,630,107

See notes to consolidated financial statements.

PANDA ETHANOL, INC.

AND SUBSIDIARIES

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2004) THROUGH DECEMBER 31, 2004,

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006, AND FOR THE PERIOD

FROM INCEPTION THROUGH DECEMBER 31, 2006

	Date	Amount Per Share	Common Stock		Additional Contributed Capital	Accumulated Other Comprehensive Losses	Deficit Accumulated During The Development Stage	Total Shareholders’ Equity
			Shares	Total Par Value
Balance at inception	11/1/2004	$—	13,817,341	$13,817	$(13,817)	$—	$—	$—
Capital contributions from former parent			—	—	292,410	—	—	292,410
Net loss			—	—	—	—	(292,410)	(292,410)

Balance, December 31, 2004			13,817,341	13,817	278,593	—	(292,410)	—
Capital contributions from former parent			—	—	9,416,082	—	—	9,416,082
Net loss			—	—	—	—	(6,599,091)	(6,599,091)

Balance, December 31, 2005			13,817,341	13,817	9,694,675	—	(6,891,501)	2,816,991
Capital contributions from former parent			—	—	6,424,972	—	—	6,424,972
Capital distributions to former parent			—	—	(5,480,712)	—	—	(5,480,712)
Issuance of common stock to non-affiliates	6/7/2006	$6.01	14,982,659	14,983	86,143,580	—	—	86,158,563
Issuance of common stock in reverse merger transaction	11/6/2006	$—	1,200,000	1,200	(1,200)	—	—	—
Issuance of common stock to former parent	12/1/2006	$7.50	400,000	400	2,858,954	—	—	2,859,354
Issuance of common stock to non-affiliates	12/1/2006	$7.50	666,667	667	4,764,922	—	—	4,765,589
Unrealized loss on interest rate swap			—	—	—	(483,128)	—	(483,128)
Adjustments for earnings realized in net loss			—	—	—	(30,272)	—	(30,272)
Net loss			—	—	—	—	(11,586,069)	(11,586,069)

Balance, December 31, 2006			31,066,667	$31,067	$104,405,191	$(513,400)	$(18,477,570)	$85,445,288

See notes to consolidated financial statements.

PANDA ETHANOL, INC.

AND SUBSIDIARIES

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2004) THROUGH DECEMBER 31, 2004,

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006, AND FOR THE PERIOD

FROM INCEPTION THROUGH DECEMBER 31, 2006

	Inception Through December 31, 2004	Year Ended December 31,		Inception Through December 31, 2006
		2005	2006
Operating activities:
Net loss	$(292,410)	$(6,599,091)	$(11,586,069)	$(18,477,570)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense added to debt principal	—	—	1,937,890	1,937,890
Amortization of debt issuance costs	—	—	271,992	271,992
Decrease in fair value of financial derivative	—	—	(1,522,000)	(1,522,000)
Increase in accounts receivable from former parent	—	—	(32,265)	(32,265)
Increase in prepaid expenses	—	—	(932,214)	(932,214)
Increase in accounts payable and accrued liabilities—operating expenses	—	56,465	995,454	1,051,919
Increase in accrued interest	—	—	491,497	491,497

Net cash used in operating activities	(292,410)	(6,542,626)	(10,375,715)	(17,210,751)

Investing activities:
Increase in restricted cash and cash equivalents	—	(247,000)	(135,360,427)	(135,607,427)
Increase in restricted short-term investments, net	—	—	(12,495,335)	(12,495,335)
Additions to property, plant and equipment	—	(2,601,413)	(59,086,269)	(61,687,682)

Net cash used in investing activities	—	(2,848,413)	(206,942,031)	(209,790,444)

Financing activities:
Capital contributions from former parent	292,410	9,416,082	6,424,972	16,133,464
Capital distributions to former parent	—	—	(5,480,712)	(5,480,712)
Temporary equity advanced from former parent	—	—	4,301,558	4,301,558
Issuance of common stock to former parent	—	—	2,859,354	2,859,354
Issuance of common stock to non-affiliates	—	—	90,924,152	90,924,152
Issuance of long-term debt and financial derivative	—	—	143,100,000	143,100,000
Debt issuance costs	—	—	(9,423,092)	(9,423,092)

Net cash provided by financing activities	292,410	9,416,082	232,706,232	242,414,724

Increase in cash and cash equivalents	—	25,043	15,388,486	15,413,529

Cash and cash equivalents, beginning of period	—	—	25,043	—

Cash and cash equivalents, end of period	$—	$25,043	$15,413,529	$15,413,529

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$—	$1,986,508	$6,309,361	$6,309,361
Interest cost accrued to long-term debt	$—	$—	$1,937,890	$1,937,890

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$—	$—	$708,502	$708,502

See notes to consolidated financial statements.

PANDA ETHANOL, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005 and 2006

And For the Period from Inception (November 1, 2004) through December 31, 2004,

For The Years Ended December 31, 2005 and 2006,

And For the Period from Inception through December 31, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION

Panda Ethanol, Inc. (“Panda Ethanol” or collectively with its subsidiaries the “Company”)(a Nevada corporation), through various subsidiaries, holds a 100% interest in an ethanol manufacturing facility currently under construction in Hereford, Texas (“Hereford Facility”) and also holds 100% interests in ethanol projects under development in various states (see Note 3).

Until June 7, 2006, the Company was a wholly owned subsidiary of Panda Energy International, Inc. (“PEII”). PEII currently holds a 45.8% interest in the Company (see Note 4). PEII commenced development activities with respect to ethanol manufacturing facilities on November 1, 2004, which is the inception date of the accompanying financial statements. The financial statements are presented on a “carved out” basis and reflect the ethanol project development activities as if Panda Ethanol had been incorporated, with 13,817,341 common shares (par value $.001) initially outstanding and held by PEII, for all periods presented, until June 7, 2006 (see Note 4). The retrospective presentation under the current capital structure had no impact on net loss, any asset or liability, or net shareholders’ equity.

Development Stage Enterprise and Liquidity—The Company is in the development stage and has no operating revenues. The Company does not currently produce ethanol, as its projects are under construction or development as discussed in Note 3. Financial support initially had been provided in the form of equity contributions and temporary equity advances from PEII; however, PEII does not currently intend to provide financial support in the future. Additionally, as discussed in Note 4, the Company completed private equity transactions in June and December 2006, and as discussed in Note 5, the Company completed debt financing for the Hereford Facility in July 2006. Management believes, but can offer no assurance, that confirmed capital resources, including proceeds from the completed equity and debt financing transactions, will be adequate to meet the Company’s anticipated working capital and capital expenditure requirements for the next twelve months. Management plans to seek additional equity and debt financing to fund the Company’s continued operation and expansion. There can be no assurance that the Company will be successful in obtaining additional financing.

The consolidated financial statements include the accounts of all subsidiaries or projects in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any differences from those estimates are recorded in the period in which they are identified.

Cash and Cash Equivalents—Included in cash and cash equivalents are highly liquid investments with original maturities of three months or less at date of purchase.

Restricted cash and cash equivalents—Restricted cash and cash equivalents are highly liquid investments with original maturities of three months or less at date of purchase, the use of which is contractually restricted to construction of the Hereford Facility.

Restricted short-term investments—Restricted short-term investments are highly liquid investments with original maturities of more than three months at date of purchase, the use of which is contractually restricted to construction of the Hereford Facility. The Company expects to hold such investments to maturity. The investments, which are carried at amortized cost, will mature before March 31, 2007.

Property, Plant and Equipment—Costs related to the projects under construction, including interest on funds borrowed to finance the construction of facilities, are capitalized as construction in progress. Construction in progress balances are transferred to ethanol manufacturing facilities when the assets are ready for their intended use. Such costs will be depreciated using the straight-line method over the expected useful lives of the related equipment, generally twenty-five years. Depreciation will begin when commercial operations commence.

Development Costs—The Company capitalizes the external costs of construction-related development activities. Such costs include direct incremental amounts incurred for professional services (primarily legal, engineering and consulting services), permits, options and deposits on land and equipment purchase commitments, capitalized interest and other related costs. The continued capitalization is subject to on-going risks related to successful completion, including legal, political, siting, financing, construction, permitting and contract compliance. Capitalized costs are transferred to construction in progress when financing has been obtained and construction activity has commenced. In accordance with Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities,” start-up costs and organization costs are expensed as incurred.

Capitalization of interest—The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, and SFAS No. 62, Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants. These standards require that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. For assets financed with restricted tax-exempt borrowings, SFAS No. 62 requires the capitalization of all interest cost incurred on such borrowings, less any interest earned on temporary investment of the proceeds of those borrowings, from the date of borrowing until the specified qualifying assets acquired with those borrowings are ready for their intended use.

Environmental Matters—The operations of the Company are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that it is in compliance with applicable environmental regulations, risk of costs and liabilities are inherent in ethanol manufacturing operations, and there can be no assurances that significant costs and liabilities will not be incurred by the Company. Management is not aware of any contingent liabilities that currently exist with respect to environmental matters.

Environmental expenditures are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded if environmental assessments and/or remedial efforts become probable, and the costs reasonably estimable. No such liabilities have been recorded as of December 31, 2006.

Income Taxes—Deferred tax liabilities or assets are required to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is required for deferred tax assets in certain circumstances.

The Company was included in the consolidated federal income tax return of PEII for 2005, and will be so included for the portion of 2006 for which it was a wholly-owned subsidiary of PEII. PEII’s policy is to allocate income tax expense or benefits to the Company as if it filed a separate tax return. The Company will file a separate tax return for the portion of 2006 for which it was not a wholly-owned subsidiary of PEII. See Note 6.

Asset Impairment—The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. No provision for impairment has been required since the inception of the Company.

Derivative Financial Instruments and Hedging Activities—Derivative financial instruments are currently utilized by the Company to reduce its exposure to market risks from changes in interest rates. These derivative financial instruments consist of interest rate swaps. Additionally, the subordinated debt issued in connection with the Hereford Facility contains an embedded derivative financial instrument which is based upon certain future cash flows of the project (see Note 5). Periodically, the Company may enter into derivative financial instruments to hedge the price of ethanol or the cost of corn used in the production of ethanol. The Company does not currently hold or issue derivative financial instruments for speculative or trading purposes. Derivative financial instruments are recorded on the balance sheet as either an asset or a liability measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the change in fair value of the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the change in fair value of the derivative is recognized either currently in earnings or deferred in other comprehensive income depending on the type of hedge and to what extent the hedge is effective.

The Company has designated, documented and assessed hedging relationships, which resulted in cash-flow hedges that require the Company to record the derivative instruments at fair value on its balance sheet with a corresponding charge or credit to other comprehensive loss. Any hedge ineffectiveness is recorded currently in earnings. Amounts are reclassified from other comprehensive losses into earnings as the underlying forecasted transactions occur.

Allocation of Administrative Costs—As discussed in Notes 1 and 4, the Company is in the development stage and was a wholly-owned subsidiary of PEII until June 7, 2006. Until October 1, 2006, the Company had no employees nor offices. Prior to that date, its activities were conducted by PEII employees in the offices of PEII. Accordingly, the Company’s financial statements include development and administrative expenses allocated from PEII, its former parent. Such allocated expenses include both salary and nonsalary costs. Allocation of salary costs from the former parent is performed on an individual employee basis and is based upon the proportionate share of each employee’s time dedicated to ethanol projects. Nonsalary costs which are not specifically identifiable to projects (such as employee benefits, office rent, information technology and other office expenses) are allocated from the former parent in proportion to allocated salary costs. Management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred for the ethanol development activities; however, such allocations may not necessarily be representative of the actual costs that would have been incurred by the Company as a stand-alone company.

Net loss per share—Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net loss per share are the same.

Financial instruments—Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2005 and 2006, the fair value of all financial instruments approximated carrying value. The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, restricted short-term investments and accounts payable are reasonable estimates of their fair value because of the short maturity of these items.

Share-Based Payment—SFAS No. 123R, “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB Statement No. 123R was adopted by the Company effective January 1, 2005. Although the Company has adopted a long-term incentive plan as discussed in Note 4, no awards have been granted under the plan. Accordingly, the adoption of FASB Statement No. 123R had no impact on the Company’s results of operations or financial position.

Recent Accounting Pronouncements—In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This combination is referred to as a hybrid financial instrument. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS 155 will have a significant impact on the Company’s financial position, cash flows or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The adoption of FIN 48 should not have a significant impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS 157 will have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not amend or change the SEC staff’s previous positions in Staff Accounting Bulletin No. 99, Materiality, regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires reporting in the balance sheet of the funded status of defined benefit pension and other postretirement employee benefit plans. The Company has determined that the implementation of SFAS 158 will not have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of this standard on its financial position, results of operations or cash flows.

3. ETHANOL PROJECTS

The Hereford Facility is an ethanol manufacturing facility with an expected annual capacity of 105 million gallons of denatured ethanol which is currently under construction in Hereford, Texas. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi PSI, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will use cattle manure and cotton gin waste to generate process steam used in the production of ethanol. The total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $186 million. Total commitments under ancillary construction-related contracts are approximately $2 million. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $269 million. Construction of the Hereford Facility, which commenced in August 2006, is currently expected to be completed in the fourth quarter of 2007.

Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $73 million at December 31, 2006.

The Company has other ethanol manufacturing facilities under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; Muleshoe, Texas; and Lincoln County, Nebraska have been announced, and additional projects are also under development in various states.

The Yuma and Haskell facilities are also designed to each produce approximately 105 million gallons of denatured ethanol per year. The Company has received an air permit for the Yuma facility and is seeking debt and equity financing required to construct that facility. On March 1, 2007, the Company entered into an EPC contract with Lurgi for construction of the Yuma facility (the “Yuma EPC Contract”). The Yuma EPC Contract will become fully effective upon issuance of a notice to proceed following completion of financing. The Company has received an air permit and a waste water discharge permit for the Haskell facility. The Company has filed applications for air permits for all of its other announced projects.

4. CAPITAL STRUCTURE AND EQUITY

Capital Structure and Equity Contributions from Parent

The initial capitalization of Panda Ethanol at formation in May 2006 was 1,000 shares of common stock with a par value of $.01 per share. In June 2006, in anticipation of the private equity transaction discussed below, the number of shares of common stock issued and outstanding was increased by a stock dividend to 13,817,341 shares, and the par value was decreased to $.001 per share. The financial statements are presented as if the 13,817,341 shares of common stock, par value $.001 per share, had been issued initially and outstanding from inception through June 7, 2006, when additional shares were issued as discussed below. The retrospective presentation under the current capital structure had no impact on net loss, any asset or liability, or net equity. Amounts per share have also been retrospectively adjusted.

Until June 2006, PEII funded all project development and administrative activities for the Projects. In connection with the private equity transaction in June 2006 discussed below, PEII agreed to a total equity commitment of $13 million to Panda Ethanol which was reached in the first quarter of 2006. Accordingly, amounts funded by PEII in excess of the $13 million commitment which relate to specific projects are reflected on the balance sheet as temporary equity payable to parent. The amounts payable to parent do not bear interest and have no specific repayment terms. Panda Ethanol repaid $2.0 million to PEII in the third quarter of 2006 in connection with the Hereford Facility financing (see Note 5). The remaining amounts of temporary equity are expected to be repaid in the future, in amounts and at times not presently determinable, in connection with equity and debt financing transactions.

Through July 2006, the Company’s project development and administrative costs funded by PEII were treated as equity contributions, a portion of which are considered temporary equity as discussed above. Effective with August 2006, the Company was required to pay PEII on a monthly basis for the allocated costs under a Transition Services Agreement (“TSA”). Total charges under the TSA payable by the Company to PEII amounted to $1.9 million for the two months ended September 30, 2006. Effective October 1, 2006, all of the PEII employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Accordingly, charges under the TSA payable by the Company to PEII for the fourth quarter of 2006 decreased substantially from the August-September period and amounted to approximately $216,000 for the quarter. Additionally, certain of the Company’s employees provided transition assistance to PEII during the fourth quarter of 2006, and charges under the TSA payable by PEII to the Company amounted to approximately $205,000 for the quarter. As of December 31, 2006, PEII owed approximately $32,000 to the Company, which is included in accounts receivable from former parent in the Company’s consolidated balance sheet.

Additionally, effective October 1, 2006, the Company rents office space from PEII on a month to month basis for approximately $35,000 per month. Such amount represents a prorata allocation of PEII’s actual rent, based upon the proportion of PEII’s total office space occupied by the Company.

In connection with the Hereford Facility debt financing (see Note 5), the Company paid a $3.5 million development fee to PEII in July 2006. The payment was treated as an equity distribution for accounting purposes.

Merger Transaction

On May 18, 2006 Panda Ethanol entered into an Agreement and Plan of Merger (“Merger Agreement”) with Cirracor, Inc. (“Cirracor”) and Grove Panda Investments, LLC (“Grove”). Grove was the owner of 71% of the common stock of Cirracor. The merger transaction became effective on November 6, 2006. Pursuant to the terms of the Merger Agreement, prior to the effective time of the merger, Cirracor was required to effect a reverse stock split whereby each share of Cirracor was converted into 0.340885 of a share of Cirracor stock amounting in the aggregate to 1,200,000 shares which represented 4% of the issued and outstanding stock of the surviving corporation at the merger effective date. The merger was structured so that Panda Ethanol merged into Cirracor with Cirracor as the surviving corporation. At the effective date of the merger, Cirracor changed its name to Panda Ethanol, Inc. Pursuant to the Merger Agreement, the surviving corporation granted certain piggyback registration rights to Grove.

In connection with the merger, the Company assumed the liabilities of Cirracor for merger-related costs. In addition, Cirracor divested itself of its operations, such that it did not have any ongoing business operations effective with the closing of the merger. Because Cirracor had no operations, and only net monetary liabilities, the merger transaction was treated for accounting purposes as a capital transaction, whereby the Company assumed the net monetary liabilities of Cirracor. As such, no fair value adjustments were necessary for any of the liabilities assumed. The merger transaction was accounted for as a reverse acquisition whereby the Company was deemed to be the acquirer for accounting purposes. Since no cash was exchanged in the merger, the Company recorded expenses of approximately $212,000 related to the assumption of Cirracor’s liabilities, including $190,000 related to the merger transaction. Additionally, the Company incurred legal fees and other expenses of approximately $1.4 million related to the merger transaction.

Equity Transactions

On June 7, 2006, the Company issued to accredited investors in a private offering an aggregate of 14,982,659 shares of common stock at a purchase price of $6.01 per share, for total gross proceeds of approximately $90.0 million. The Company incurred placement agent fees and expenses of approximately $3.9 million. Additional costs related to the financing included legal fees which totaled approximately $0.4 million.

On December 1, 2006, the Company issued to accredited investors (including PEII) in a private offering an aggregate of 1,066,667 shares of common stock at a purchase price of $7.50 per share, for total gross proceeds of $8.0 million. PEII purchased 400,000 shares for $3.0 million and unaffiliated investors purchased 666,667 shares for $5.0 million. The Company incurred placement agent fees, legal fees and expenses of approximately $0.4 million. After the transaction, PEII beneficially owns 45.8% of the Company’s outstanding common stock.

In connection with the private offerings discussed above, the Company entered into Registration Rights Agreements with the investors which required the Company to file a registration statement with the Securities and Exchange Commission within 75 days after the effective date of the merger with Cirracor. The Company filed the registration statement on January 10, 2007, which complied with the 75-day requirement. Under the agreements, 75% of the Panda Ethanol shares held by PEII will be subject to a six-month lockup period from the effective date of the registration statement.

Long Term Incentive Plan

In May 2006, as amended and restated on June 7, 2006, the Company adopted the Panda Ethanol, Inc. 2006 Long Term Incentive Plan (the “Plan”). The Plan authorizes the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees, consultants and outside directors. A maximum of 3,333,333 shares of common stock may be delivered pursuant to awards under the plan. No awards have been granted under the plan.

5. LONG-TERM DEBT

On July 28, 2006, the Company closed three debt financing transactions, the proceeds of which will be used to finance the construction of the Hereford Facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility (“Senior Debt”), a $30.0 million subordinated secured credit facility (“Subordinated Debt”), and $50.0 million of tax-exempt bonds (“Tax-Exempt Bonds”). As described below, the Senior Debt includes a letter of credit facility which supports the Tax-Exempt Bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million.

The Senior Debt is comprised of a $101.6 million term loan facility, a $5.0 million working capital facility, and a $51.5 million letter of credit facility. The Senior Debt is secured by substantially all of the assets of Panda Hereford Ethanol, L.P. The term loan facility has a seven-year maturity and generally bears interest at a variable annual rate equal to LIBOR plus a margin of 3.75% pre-completion and 3.50% post-completion. The working capital facility has a five-year maturity and generally bears interest at the same rate as the term loan. The letter of credit facility has a seven-year maturity and an annual fee of 3.75% pre-completion and 3.50% post-completion. The letter of credit facility supports the $50.0 million of Tax-Exempt Bonds which are discussed separately below. In addition to scheduled amortization during the applicable terms of the Senior Debt, a cash flow sweep provision requires between 30% and 100% of excess cash flow after scheduled debt service and capital expenditures to be applied quarterly to reduce the term loan principal. After the term loan has been fully repaid, 30% of the excess cash flow will be applied to a sinking fund account to cash collateralize the letter of credit facility supporting the Tax-Exempt Bonds. An additional cash flow sweep provision requires 25% of excess cash flow (after debt service on both the senior and subordinated debt) to be applied to reduce the Senior Debt principal until the Senior Debt balance is below $100 million.

At December 31, 2006, the Company had $63.1 million outstanding under the Senior Debt, which bore interest at a rate of 9.1% per annum (before impact of the interest rate swap agreement discussed below).

On August 28, 2006, the Company entered into an interest rate swap agreement to hedge its interest rate exposure on approximately 100% of the projected term loan balance outstanding during the construction period and lesser amounts after commercial operations commence. The Company has designated, documented and assessed hedging relationships in connection with the swap agreement, which results in no hedge ineffectiveness. Under the swap agreement, on a quarterly basis the Company pays a fixed rate of approximately 5.2% and receives a variable rate based upon LIBOR. Including the pre-completion margin of 3.75%, the Company’s total interest rate on the term loan is effectively fixed at approximately 9.0% during construction via the swap agreement. At December 31, 2006, the notional amount of the swap agreement was $63.1 million. The term of the swap agreement runs through 2011. The fair value of the swap agreement at December 31, 2006 was a liability of approximately $513,000, which is included in financial derivatives on the balance sheet with a corresponding charge to accumulated other comprehensive losses.

The Subordinated Debt has a term of up to seven years and bears interest at 12% per year. The Subordinated Debt is secured by a second lien on a portion of the collateral for the Senior Debt and, after commencement of commercial operations, a first lien on any funds available under a subordinated debt service reserve. Interest will be added to the principal of the loan until the first scheduled payment date for the term loan, with payment in cash thereafter. Beginning six months following completion of the Hereford Facility, a cash flow sweep provision requires 100% of excess cash flow after Senior Debt service requirements and Subordinated Debt interest to be applied to reduce the Subordinated Debt principal up to targeted amortization amounts of $1 million to $2 million per quarter. In addition, the Subordinated Debt lender is entitled to a royalty of 8.5% of distributable cash flows as defined. The royalty will be payable for the longer of (a) four years from substantial completion of the Hereford Facility or (b) the remaining term of the Subordinated Debt. A further cash flow sweep provision requires prepayment of Subordinated Debt principal equal to 15% of distributable cash flows, as defined, after Senior Debt service, Subordinated Debt service and royalty payments.

The 8.5% royalty interest in the Subordinated Debt discussed above is considered to be an embedded derivative financial instrument. The fair value of the royalty interest at inception, which is estimated to be approximately $8,668,000, has been accounted for as a financial derivative liability separate from the loan. Accordingly, the carrying value of the loan was reduced by a discount of that amount at inception. The discount will be amortized over the life of the Subordinated Debt, resulting in a scheduled effective annual interest rate of 20.5% on the Subordinated Debt. The effective annual interest rate may be affected by accelerated principal payments under the cash flow sweep provisions. The fair value of the royalty interest at December 31, 2006 was estimated to be a liability of approximately $7,146,000, which is included in financial derivatives on the balance sheet. The decrease in fair value from inception of $1,522,000 has been recognized in the statement of operations.

At December 31, 2006, the Company had $30.0 million original principal amount outstanding under the Subordinated Debt, plus approximately $1,580,000 in accrued pay-in-kind interest which was added to the principal balance, which bore interest at a rate of 12% per annum. The unamortized discount related to the royalty interest amounted to approximately $8,310,000, resulting in a net carrying value of approximately $23,270,000 for the Subordinated Debt at December 31, 2006.

The Tax-Exempt Bonds are industrial revenue bonds issued by the Red River Authority, a governmental agency of the State of Texas. The Tax-Exempt Bonds are supported solely by the Senior Debt letter of credit facility and do not constitute indebtedness of the Red River Authority, the State of Texas or any political subdivision thereof. The economic substance of the Tax-Exempt Bonds is analogous to a direct borrowing by Panda Hereford Ethanol, L.P. The Tax-Exempt Bonds bear interest at a variable rate which is reset on a weekly basis by the remarketing agent (the initial rate was 3.7%). Although the Tax-Exempt Bonds have a stated maturity of 24 years, the supporting letter of credit facility has a seven-year maturity as stated above; thus the Tax-Exempt Bonds effectively also have a seven-year maturity unless the letter of credit facility is refinanced at maturity.

At December 31, 2006, the Company had $50.0 million outstanding under the Tax-Exempt Bonds, which bore interest at a rate of 4.0% per annum.

From July 28, 2006 (the closing date for the debt transactions) through December 31, 2006, the net amount of capitalized interest and amortization of debt issuance costs was approximately $2.5 million. See Note 2 for a discussion of the Company’s accounting policy for capitalization of interest.

The scheduled principal maturities of net long-term debt for each of the five years succeeding December 31, 2006 and thereafter are as follows:

2007	$—
2008	8,414,157
2009	14,293,876
2010	15,388,876
2011	15,493,876
Thereafter	91,088,842

Subtotal .	144,679,627
Less unamortized discount on subordinated debt	(8,309,737)

Total	$136,369,890

6. INCOME TAXES

For 2005, the Company filed a consolidated federal income tax return with PEII. For the period from January 1, 2006 to June 7, 2006, the Company will also file a consolidated federal income tax return with PEII. For the period from June 7, 2006 through December 31, 2006 and for future years, the Company will file a separate federal tax return since PEII will own less than 80% of the Company for those periods as a result of the equity financing transactions discussed in Note 4.

The Company accounts for deferred income taxes using the asset and liability method. The approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are computed annually for the differences between the book value and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. For financial statement purposes, income tax benefit or expense is computed as if the Company filed separate federal and state income tax returns.

All costs incurred were capitalized for tax purposes from inception to June 7, 2006. Accordingly, the Company had no federal or state net operating loss carryforwards (“NOLs”) as of December 31, 2005. At December 31, 2006, the Company had federal NOLs of approximately $5.2 million which will expire in 2026.

The Company recorded no current income tax provision or benefit from inception through December 31, 2006 as it had no taxable income. At December 31, 2005 and 2006, the Company had deferred tax assets of $2.4 million and $6.1 million, respectively, resulting from temporary differences in the book and tax basis of assets and liabilities as shown below. The deferred tax assets were fully offset by valuation allowances of $2.4 million and $6.1 million at December 31, 2005 and 2006, respectively. Accordingly, no deferred tax benefit was recorded in either period.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2005 and 2006 were as follows (in thousands):

	2005	2006
Net operating loss carry forward	$—	$1,809
Start-up costs	2,412	3,906
Property, plant and equipment	—	1,013
Long-term liabilities	—	(785)
Accumulated other comprehensive losses	—	179

Total deferred tax assets	2,412	6,122
Valuation allowance	(2,412)	(6,122)

Net deferred tax assets	$—	$—

The income tax expense (benefit) differs from the statutory federal income tax rate of 35% applied to pretax income (loss) as follows (in thousands):

	2004	2005	2006
Income tax expense (benefit) at U.S. federal statutory rate	$(102)	$(2,310)	$(4,055)
Permanent differences and other	—	—	345
Change in valuation allowance	102	2,310	3,710

Income tax expense (benefit)	$—	$—	$—

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Although the Company anticipates future profitability, the losses for 2005 and 2006 and anticipated losses for 2007 during the construction of the Hereford Facility are the primary factors considered for management’s assessment at December 31, 2006. Based on these considerations, management does not believe it is more likely than not that the Company will realize the benefit of the deferred tax assets.

On May 18, 2006, the Texas Governor signed into law a Texas margin tax (“H.B. No. 3”) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Because the tax base on the Texas margin tax is derived from an income-based measure, the Company believes the margin tax is an income tax and, therefore, the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”) regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of H.B. No. 3 is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes May 18, 2006. The Company has considered any impact of this new tax law in the computation of its deferred tax assets.

7. QUARTERLY INFORMATION (UNAUDITED)

Results of operations by quarter for the years ended December 31, 2005 and 2006 are summarized below and reflect all adjustments, consisting only of normal recurring adjustments, needed to present fairly the results of operations for the quarterly periods:

	2005	2006
Quarter ended March 31:
Net loss	$1,179,310	$2,445,487
Net loss per common share	$.09	$.18

Quarter ended June 30:
Net loss	$1,504,162	$2,726,963
Net loss per common share	$.10	$.15

Quarter ended September 30:
Net loss	$1,919,920	$3,164,945
Net loss per common share	$.14	$.11

Quarter ended December 31:
Net loss	$1,995,699	$3,248,674
Net loss per common share	$.15	$.11

Schedule I—Condensed financial information of registrant.

Presented below is condensed balance sheet information of the registrant as of December 31, 2006, reflecting separately the assets that are restricted for use in connection with construction of the Hereford Facility (as discussed in Notes 3 and 5 to the consolidated financial statements) and the related liabilities, and the unrestricted assets and liabilities of the Company.

	Restricted	Unrestricted	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$261,048	$15,152,481	$15,413,529
Restricted cash and cash equivalents	135,607,427	—	135,607,427
Accounts receivable from former parent	—	32,265	32,265
Restricted short-term investments	12,495,335	—	12,495,335
Prepaid expenses and other current assets	52,140	880,074	932,214

Total current assets	148,415,950	16,064,820	164,480,770

Property, plant and equipment:
Construction in progress	66,087,367	—	66,087,367
Development costs	—	2,084,463	2,084,463
Furniture and fixtures	64,642	12,051	76,693
Accumulated depreciation	(2,701)	(378)	(3,079)

Total property, plant and equipment, net	66,149,308	2,096,136	68,245,444

Debt issuance costs, net of accumulated amortization of $520,393 at December 31, 2006	8,902,699	—	8,902,699

Total assets	$223,467,957	$18,160,956	$241,628,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities—property, plant and equipment	$6,003,229	$306,132	$6,309,361
Accounts payable and accrued liabilities—operating expenses	52,781	999,138	1,051,919
Accrued interest	491,497	—	491,497

Total current liabilities	6,547,507	1,305,270	7,852,777

Financial derivatives	7,659,400	—	7,659,400

Long-term debt, net	136,369,890	—	136,369,890

Temporary equity—payable to former parent	—	4,301,558	4,301,558

Shareholders’ equity	72,891,160	12,554,128	85,445,288

Total liabilities and shareholders’ equity	$223,467,957	$18,160,956	$241,628,913

S-1

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

10.1	Financing Agreement, dated as of July 28, 2006 by and among Panda Hereford Ethanol, L.P., Societe Generale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.2	Indenture of Trust, dated as of as of July 1, 2006, by and between Red River Authority of Texas and The Bank of New York Trust Company, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.3	Transition Services Agreement dated as of June 7, 2006 between Panda Energy Management, L.P. and Panda Ethanol, Inc. , filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.4	First Amendment to Transition Services Agreement, dated as of October 7, 2006 between Panda Energy Management, L.P. and Panda Ethanol Management, LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.5	Letter Agreement for Reimbursement dated June 7, 2006, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.6(2)	The Panda Ethanol, Inc. 2006 Amended and Restated Long-Term Incentive Plan, dated as of June 7, 2006, filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

Exhibit Number	Description
10.7	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.8	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.9	Industry Track Agreement, dated as of June 6, 2006 by and between BNSF Railway Company and Panda Hereford Ethanol, L.P, filed as Exhibit 10.9 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.10	Turnkey Engineering, Procurement and Construction Agreement for Ethanol Production Facility dated as of October 15, 2005, by and between Panda Hereford Ethanol, LP and Lurgi PSI, Inc., filed as Exhibit 10.10 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.11	Ethanol Marketing Agreement dated as of October 13, 2005, by and between Aventine Renewable Energy, Inc. and Panda Hereford Ethanol, L.P., filed as Exhibit 10.11 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.12	Subordinated Debt Financing Agreement, dated as of July 28, 2006 by and between Panda Hereford Ethanol, L.P. and *****, filed as Exhibit 10.12 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.13	Second Amendment to Transition Services Agreement, dated as of March 30, 2007 between Panda Energy Management, L.P. and Panda Ethanol Management, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 30, 2007 and incorporated by reference herein.

10.14(1)	Turnkey Engineering Procurement and Construction Contract for Ethanol Production Facility dated as of March 1, 2007, by and between Panda Yuma Ethanol, LP and Lurgi, Inc.

10.15(1)(2)	Description of Director Compensation.

10.16(1)(2)	Letter From Panda Energy International, Inc. to Mr. Michael Trentel dated November 14, 2005 and relating to an agreement regarding options to purchase common stock of Panda Energy International, Inc.

10.17(1)(2)	Form of Nonstatutory Stock Option Agreement under the 2000 Stock Option Plan of Panda Energy International, Inc. Dated August 23, 2000.

21.1(1)	Subsidiaries of Panda Ethanol, Inc.

23.1(1)	Consent of Deloitte & Touche LLP.

31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.