Form 10-Q
period 2007-03-31
PANDA ETHANOL, INC.
filed 2007-05-15
CIK 1167880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50282

PANDA ETHANOL, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0986282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4100 Spring Valley, Suite 1002

Dallas, Texas

75244

(Address of principal executive offices)

(Zip Code)

(972) 361-1200

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s common stock outstanding as of May 9, 2007: 31,066,659.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

PANDA ETHANOL, INC.

AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2006	March 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$15,413,529	$12,364,230
Restricted cash and cash equivalents	135,607,427	130,082,537
Accounts receivable from former parent	32,265	—
Restricted short-term investments	12,495,335	—
Prepaid expenses and other current assets	932,214	641,224

Total current assets	164,480,770	143,087,991

Property, plant and equipment:
Construction in progress	66,087,367	90,995,701
Development costs	2,084,463	2,570,291
Furniture and fixtures	76,693	236,518
Accumulated depreciation	(3,079)	(15,632)

Total property, plant and equipment, net	68,245,444	93,786,878

Debt issuance costs, net of accumulated amortization of $520,393 and $831,472 at December 31, 2006 and March 31, 2007, respectively	8,902,699	8,591,620

Total assets	$241,628,913	$245,466,489

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities—property, plant and equipment	$6,309,361	$12,081,014
Accounts payable and accrued liabilities—operating expenses	1,051,919	1,120,291
Accounts payable to former parent—operating expenses	—	11,131
Accrued interest	491,497	491,130

Total current liabilities	7,852,777	13,703,566

Financial derivatives	7,659,400	12,227,240

Long-term debt, net	136,369,890	137,562,462

Commitments and contingencies (Notes 3 and 5)

Temporary equity—payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,667 and 31,066,659 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	31,067	31,067
Additional contributed capital	104,405,191	104,673,413
Accumulated other comprehensive losses	(513,400)	(705,240)
Deficit accumulated during the development stage	(18,477,570)	(26,327,577)

Total shareholders’ equity	85,445,288	77,671,663

Total liabilities and shareholders’ equity	$241,628,913	$245,466,489

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.

AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007,

AND FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2007

(UNAUDITED)

	Three Months Ended March 31,		Inception Through March 31, 2007
	2006	2007
Development and administrative expenses:
Development and administrative expenses allocated from former parent	$1,847,552	$134,019	$12,303,762
Other development and administrative expenses	597,935	3,534,988	11,682,688

Total development and administrative expenses	2,445,487	3,669,007	23,986,450

Other expense (income):
Interest income	—	(1,760,259)	(5,491,092)
Interest expense and letter of credit fees	—	1,429,904	4,567,793
Amortization of debt issuance costs	—	122,802	394,794
Depreciation	—	12,553	15,632
Increase in fair value of financial derivative	—	4,376,000	2,854,000

Total other expense (income)	—	4,181,000	2,341,127

Net loss	$2,445,487	$7,850,007	$26,327,577

Net loss per common share—basic and dilutive:

Net loss per common share	$0.18	$0.25

Weighted average common shares outstanding—basic and dilutive	13,817,341	31,066,659

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.

AND SUBSIDIARIES

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007,

AND FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2007

(UNAUDITED)

	Three Months Ended March 31,		Inception Through March 31, 2007
	2006	2007
Operating activities:

Net loss	$(2,445,487)	$(7,850,007)	$(26,327,577)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense added to debt principal	—	1,192,573	3,130,463
Amortization of debt issuance costs	—	122,802	394,794
Depreciation	—	12,553	12,553
Increase in fair value of financial derivative	—	4,376,000	2,854,000
Decrease in accounts receivable from former parent	—	32,265	—
(Increase) decrease in prepaid expenses	—	290,990	(641,224)
Increase in accounts payable and accrued liabilities—operating expenses	329,869	68,372	1,120,291
Increase in accounts payable to former parent— operating expenses	—	279,353	279,353
Increase (decrease) in accrued interest	—	(367)	491,130

Net cash used in operating activities	(2,115,618)	(1,475,466)	(18,686,217)

Investing activities:

(Increase) decrease in restricted cash and cash equivalents	—	5,524,890	(130,082,537)
Decrease in restricted short-term investments, net	—	12,495,335	—
Additions to property, plant and equipment	(3,092,378)	(19,594,058)	(81,281,740)

Net cash used in investing activities	(3,092,378)	(1,573,833)	(211,364,277)

Financing activities:

Capital contributions from former parent	3,291,508	—	16,133,464
Capital distributions to former parent	—	—	(5,480,712)
Temporary equity advanced from former parent	1,891,445	—	4,301,558
Issuance of common stock to former parent	—	—	2,859,354
Issuance of common stock to non-affiliates	—	—	90,924,152
Issuance of long-term debt and financial derivative	—	—	143,100,000
Debt issuance costs	—	—	(9,423,092)

Net cash provided by financing activities	5,182,953	—	242,414,724

Increase (decrease) in cash and cash equivalents	(25,043)	(3,049,299)	12,364,230

Cash and cash equivalents, beginning of period	25,043	15,413,529	—

Cash and cash equivalents, end of period	$—	$12,364,230	$12,364,230

Noncash investing and financing activities
Property, plant and equipment costs accrued	$660,415	$5,771,653	$12,081,014
Interest cost accrued to long-term debt principal	$—	$1,192,573	$3,130,463
Capital contribution from former parent by reduction of accounts payable	$—	$268,222	$268,222

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$—	$237,698	$946,200

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2007

And For the Period from Inception (November 1, 2004) through March 31, 2007

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Panda Ethanol, Inc. (“Panda Ethanol” or collectively with its subsidiaries, the “Company”) (a Nevada corporation), through various subsidiaries, holds a 100% interest in an ethanol manufacturing facility currently under construction in Hereford, Texas (“Hereford Facility”) and also holds 100% interests in ethanol projects under development in various states (see Note 3).

Until June 7, 2006, the Company was a wholly owned subsidiary of Panda Energy International, Inc. (“PEII”). PEII currently holds a 45.8% interest in the Company. PEII commenced development activities with respect to ethanol manufacturing facilities on November 1, 2004, which is the inception date of the accompanying financial statements. The financial statements are presented on a “carved out” basis and reflect the ethanol project development activities as if Panda Ethanol had been incorporated, with 13,817,341 common shares (par value $.001) initially outstanding and held by PEII, for all periods presented, until June 7, 2006, when additional shares were issued in a private equity transaction. The retrospective presentation under the current capital structure had no impact on net loss, any asset or liability, or net shareholders’ equity.

Development Stage Enterprise and Liquidity — The Company is in the development stage and has no operating revenues. The Company does not currently produce ethanol, as its projects are under construction or development as discussed in Note 3. Financial support initially had been provided in the form of equity contributions and temporary equity advances from PEII; however, PEII does not currently intend to provide financial support in the future. Additionally, the Company completed private equity transactions in June and December 2006, and debt financing for the Hereford Facility in July 2006. Management believes, but can offer no assurance, that confirmed capital resources, including proceeds from the completed equity and debt financing transactions, will be adequate to meet the Company’s anticipated working capital and capital expenditure requirements for the next twelve months. Management plans to seek additional equity and debt financing to fund the Company’s continued operation and expansion. There can be no assurance that the Company will be successful in obtaining additional financing.

The consolidated financial statements include the accounts of all subsidiaries in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for the interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Condensed Footnote Disclosures — The Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in the Company’s audited financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Adoption of New Accounting Pronouncement — On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The Company was incorporated in 2006 and has not yet filed its initial federal or state income tax returns. Accordingly, the Company’s net deferred tax assets consist of items it anticipates being included in its initial federal and state income tax returns, based on tax accounting methods anticipated to be adopted in the initial income tax returns. In addition, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, which principally consist of net operating losses and other costs incurred that are required to be capitalized for tax purposes. At the adoption date and as of March 31, 2007, the Company had unrecognized tax benefits of approximately $1.6 million and $2.3 million, respectively, although such amounts may vary upon final determination of filing positions to be taken on the initial income tax returns. The Company has concluded that any unrecognized tax benefits would also only result in a reclassification of the specific items within its deferred tax asset balance, all of which is subject to a valuation allowance. Accordingly, no adjustments to liabilities, operations or retained earnings was required and there was no cumulative effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The change in unrecognized tax benefits from the date of adoption to March 31, 2007, resulted from the Company’s operations during the first quarter of 2007 and not from any revision of its unrecognized tax benefits at the date of adoption.

The Company will file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months, subject to final determination of filing positions to be taken on the initial income tax returns, other than changes resulting from the Company’s operations during the period. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of the date of adoption of FIN 48 and as of March 31, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any related expense recognized during the quarter.

3. ETHANOL PROJECTS

The Hereford Facility is an ethanol manufacturing facility with an expected annual capacity of 105 million gallons of denatured ethanol which is currently under construction in Hereford, Texas. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi PSI, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will use cattle manure and cotton gin waste to generate process steam used in the production of ethanol. The total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $187.0 million. Total commitments under ancillary construction-related contracts are approximately $2.3 million. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $269 million. The Hereford Facility, which commenced construction in August 2006, is currently estimated to begin producing ethanol in the fourth quarter of 2007 and to be running at full nameplate capacity during the first quarter of 2008. These estimates are based on a recent notification from Lurgi that it intends to make a claim for relief under the force majeure provisions of the EPC contract due to inclement weather over the last few months and labor shortages.

Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $70 million and $68 million at December 31, 2006 and March 31, 2007, respectively.

The Company has other ethanol manufacturing facilities under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; Muleshoe, Texas; and Lincoln County, Nebraska have been announced, and additional projects are also under development in various states.

The Yuma and Haskell facilities are also designed to each produce approximately 105 million gallons of denatured ethanol per year. The Company has received an air permit for the Yuma facility and is seeking debt and equity financing required to construct that facility. On March 1, 2007, the Company entered into an EPC contract with Lurgi for construction of the Yuma facility (the “Yuma EPC Contract”). The Yuma EPC Contract will become fully effective upon issuance of a notice to proceed following completion of financing. The Company has also entered into an ancillary construction-related contract of approximately $9 million for the Yuma project. The Company has received an air permit and a waste water discharge permit for the Haskell facility. The Company has filed applications for air permits for all of its other announced projects.

4. RELATED PARTY TRANSACTIONS

Until October 1, 2006, the Company had no employees or offices. Prior to that date, its activities were conducted by PEII employees in the offices of PEII. Effective October 1, 2006, all of the PEII employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Accordingly, development and administrative expenses allocated from the former parent decreased substantially to $134,000 in the first quarter of 2007 in comparison to $1,848,000 in the first quarter of 2006. Costs allocated from the former parent in the 2007 period include net charges of $26,000 for services provided under the Transition Services Agreement and $108,000 for office rent. As of March 31, 2007, the Company owed approximately $11,000 to PEII, which is included in accounts payable to former parent in the Company’s consolidated balance sheet. Such balance reflects a reduction of $268,000 resulting from a capital contribution to the Company by PEII.

5. LONG-TERM DEBT

On July 28, 2006, the Company closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford Facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility (“Senior Debt”), a $30.0 million subordinated secured credit facility (“Subordinated Debt”), and $50.0 million of tax-exempt bonds (“Tax-Exempt Bonds”). The Senior Debt includes a letter of credit facility which supports the Tax-Exempt Bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt transactions are discussed in Note 5 to the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

At December 31, 2006 and March 31, 2007, the Company had $63.1 million outstanding under the Senior Debt, which bore interest at a rate of 9.1% per annum before impact of the interest rate swap agreement. The Company’s interest rate on the Senior Debt is effectively fixed at approximately 9.0% during construction via the interest rate swap agreement. At December 31, 2006 and March 31, 2007, the notional amount of the swap agreement was $63.1 million. The fair value of the swap agreement at December 31, 2006 and March 31, 2007 was a liability of approximately $513,000 and $705,000, respectively, which is included in financial derivatives on the balance sheet with a corresponding charge to accumulated other comprehensive losses.

At December 31, 2006 and March 31, 2007, the Company had $30.0 million original principal amount outstanding under the Subordinated Debt, plus approximately $1,580,000 and $2,527,000, respectively, in accrued pay-in-kind interest which was added to the principal balance, which bore interest at a rate of 12% per annum. The unamortized discount related to the royalty interest discussed below amounted to approximately $8,310,000 and $8,065,000, resulting in a net carrying value of approximately $23,270,000 and $24,462,000 for the Subordinated Debt at December 31, 2006 and March 31, 2007, respectively.

The Subordinated Debt lender is entitled to a royalty of 8.5% of distributable cash flows, as defined. The royalty interest is considered to be an embedded derivative financial instrument. The fair value of the royalty interest at December 31, 2006 and March 31, 2007 was estimated to be a liability of approximately $7,146,000 and $11,522,000, respectively, which is included in financial derivatives on the balance sheet. The increases in fair value of $4,376,000 for the three months ended March 31, 2007 and $2,854,000 for the period from inception through March 31, 2007 have been recognized in the statement of operations. Approximately $2 million of the $4.4 million increase in the fair value of the financial derivative for the three months ended March 31, 2007 was attributable to differences in commodity price curve data from the Company’s previous market consultants to data provided by another consulting firm. This change has been accounted for as a change in accounting estimate. The change in accounting estimate increased the net loss by $2 million and the net loss per share by $.06.

At December 31, 2006 and March 31, 2007, the Company had $50.0 million outstanding under the Tax-Exempt Bonds, which bore interest at a rate of 4.0% and 3.72% per annum, respectively.

For the three months ended March 31, 2007, the net amount of capitalized interest (including amortization of debt issuance costs) was approximately $2.1 million.

6. COMMODITY PURCHASE COMMITMENTS

During the three months ended March 31, 2007, the Company entered into purchase contracts to acquire certain quantities of corn in the future. As of March 31, 2007, the Company had purchase contracts for 2,580,000 bushels of corn in which the purchase price will be determined by the market price at the transaction date. The Company has not entered into any hedging transactions with respect to these purchase commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this quarterly report on Form 10-Q. In this quarterly report on Form 10-Q, the words “Panda Ethanol” refer to Panda Ethanol, Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. Panda Ethanol is a Nevada corporation. On November 6, 2006, Panda Ethanol, Inc. (a Delaware corporation), which is referred to in this quarterly report as Panda Ethanol-Delaware, merged with and into Cirracor, Inc., which we refer to as Cirracor, a Nevada corporation. The surviving Nevada corporation after the merger changed its name to “Panda Ethanol, Inc.” In this quarterly report on Form 10-Q, the words “Company,” “we,” “our,” “ours” and “us” refer to the surviving company after the merger and its subsidiaries, unless otherwise stated or the context otherwise requires.

Forward-Looking Statements

This quarterly report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations, assumptions, beliefs, estimates and projections about the Company and the ethanol and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and variations of such words or similar expressions.

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Part II—Item 1A—Risk Factors” and the following:

•	the time, cost and ability to construct or complete construction of our ethanol plants;

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

•

regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, or Energy Policy Act, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives;

•	state and federal regulation restricting or banning the use of methyl tertiary butyl ether, or MTBE;

•	environmental laws and regulations applicable to our operations and the enforcement thereof; and

•	regulations related to homeland security;

•	changes in weather and general economic conditions;

•	overcapacity within the ethanol and petroleum production and refining industries;

•	total United States consumption of gasoline;

•	availability and costs of products and raw materials, particularly corn, natural gas, stainless steel and carbon steel;

•	labor costs;

•	labor relations;

•	fluctuations in petroleum prices;

•	our or our employees’ failure to comply with applicable laws and regulations;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations and restrictions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness;

•	our ability to raise additional capital and secure additional financing;

•	changes in interest rates;

•	our ability to retain key employees;

•	liability resulting from actual or potential future litigation;

•	competition with respect to any of our products;

•	consolidation in the industry;

•	plant shutdowns or disruptions at our planned plant;

•	availability of shuttle trains, rail cars, trucks and barges;

•	risks regarding a loss of or substantial decrease in purchases by our major ethanol customers or any customer of our by-products;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and

•	risks related to diverting management’s attention from ongoing business operations.

Overview

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2007, and for the period from inception (November 1, 2004) through March 31, 2007, and the related notes included in this quarterly report on Form 10-Q. Such unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2006.

We are in the development stage and were formed to develop ethanol production plants and other related assets. We do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. Until June 7, 2006, Panda Ethanol—Delaware was a wholly-owned subsidiary of Panda Energy International, Inc., a privately-held company. On June 7, 2006, Panda Ethanol—Delaware closed a private placement of approximately 14.9 million shares of its common stock for total gross proceeds of approximately $90 million. On July 28, 2006, a wholly-owned subsidiary of Panda Ethanol—Delaware, Panda Hereford Ethanol, L.P., entered into project level debt facilities aggregating approximately $188.1 million. On December 1, 2006, we closed a private placement of 1,066,667 shares of our common stock for gross proceeds of $8 million.

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

We began construction of our 105 million gallon, manure-fueled ethanol production facility in Hereford, Texas in August 2006. While we currently do not produce ethanol, we currently estimate that the Hereford facility will begin producing ethanol in the fourth quarter of 2007 and will be running at full nameplate capacity during the first quarter of 2008. These estimates are based on a recent notification from the EPC contractor that it intends to make a claim for relief under the force majeure provisions of the EPC contract due to inclement weather over the last few months and labor shortages.

Through our wholly-owned subsidiaries, Panda Yuma Ethanol, L.P. and Panda Haskell Ethanol, L.P., we are also currently developing additional ethanol production facilities in Yuma, Colorado and Haskell, Kansas. We have received an air permit and entered into an engineering, procurement, and construction, or EPC contract for the Yuma project, which will become fully effective upon issuance of a notice to proceed following the completion of financing, and we have begun to seek the debt and equity financing required to commence construction of the Yuma facility. We have also entered into an ancillary construction-related contract of approximately $9 million for the Yuma project. We have received both an air permit and waste water discharge permit for the Haskell facility. We are currently engaged in discussions with various EPC contractors and plan to proceed with seeking the debt and additional equity financing required to commence construction of the Haskell facility once an EPC agreement is executed.

To finance our ongoing development and capital needs, we will need to incur additional indebtedness, issue additional securities and/or sell interests in or form partnerships or joint ventures to develop our specific projects. Any such transactions may be consummated by Panda Ethanol or by the particular subsidiaries of Panda Ethanol that own and are developing the specific ethanol projects. Any such dispositions of interests in the specific projects may result in a deconsolidation of these project subsidiaries from our consolidated financial results and may result in a material decrease of our interest in, and control over, such projects.

From the date of our inception (November 1, 2004) through March 31, 2007, we incurred an accumulated net loss of $26.3 million. We believe we will incur significant losses primarily related to development and administrative expenses and interest expense on debt until we are able to successfully complete construction and commence operations of our initial ethanol production facility. There is no assurance that existing financing will be adequate for completion of the Hereford facility, that we will be able to secure additional financing for other projects, or that we will be successful in our efforts to develop, construct and operate one or more ethanol plants. Even if we successfully meet all of these objectives and begin operations, there is no assurance that we will be able to operate profitably.

Summary of Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006, and Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources.

Allocation of Expenses from the Former Parent

We are in the development stage and were a wholly-owned subsidiary of Panda Energy International, Inc., or Panda Energy, until June 7, 2006. Until October 1, 2006, we had no employees nor offices. Prior to that date, our activities were conducted by Panda Energy employees in the offices of Panda Energy. Accordingly, our financial statements include development and administrative expenses allocated from Panda Energy, our former parent. Such allocated expenses include both salary and nonsalary costs. Allocation of salary costs from the former parent is performed on an individual employee basis and is based upon the proportionate share of each employee’s time dedicated to ethanol projects. Nonsalary costs which are not specifically identifiable to projects (such as employee benefits, office rent, information technology and other office expenses) are allocated from the former parent in proportion to allocated salary costs. Our management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred for the ethanol development activities; however, such allocations may not necessarily be representative of the actual costs that would have been incurred by us as a stand-alone company.

Effective October 1, 2006, all of the Panda Energy employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Under a transition services agreement, which we refer to as the transition services agreement, employees of both the Company and Panda Energy continue to provide services on a limited basis to each other.

Results of Operations

For the three months ended March 31, 2006 as compared to the three months ended March 31, 2007

We are in the development stage and had no operating revenues for the three months ended March 31, 2006 and 2007. Our activities consist solely of developing and constructing ethanol manufacturing facilities.

Development and administrative expenses allocated from the former parent decreased from $1,847,552 for the three months ended March 31, 2006 to $134,019 for the three months ended March 31, 2007. The decrease was caused by the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent.” In the 2006 period, expenses allocated from the former parent included allocated salary costs of $1.2 million and allocated non-salary costs of $0.6 million. In the 2007 period, expenses allocated from the former parent included net charges of $26,000 for services provided under the transition services agreement and $108,000 for office rent.

Other development and administrative expenses increased from $597,935 for the three months ended March 31, 2006 to $3,534,988 for the three months ended March 31, 2007. The increase was primarily attributable to the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent,” in addition to a higher level of development and administrative activity in the 2007 period. As a result of the change in administrative structure, salary costs of $1.7 million and non-salary overhead costs of $0.9 million incurred in the 2007 period, which would previously have been reflected in expenses allocated from the former parent, were instead reflected in other development and administrative expenses. In addition to salaries and general overhead costs, this expense category included legal and accounting fees of $0.4 million and other development expenses of $0.5 million.

Other income and expenses for the three months ended March 31, 2007 included interest income of $1.8 million, interest expense of $1.4 million, depreciation and amortization of debt issuance costs of $0.1 million, and expense from the increase in fair value of financial derivative of $4.4 million. Approximately $2 million of the $4.4 million increase in the fair value of the financial derivatives was attributable to differences in commodity price curve data from the Company’s previous market consultants to data provided by another consulting firm. This change has been accounted for as a change in accounting estimates. The other income and expense items in the 2007 period resulted from our equity and debt financing transactions and investment of the related cash balances. There were no other income or expense items for the three months ended March 31, 2006.

Liquidity and Capital Resources

We are in the development stage and do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. We currently estimate that our first ethanol plant, the Hereford facility, will begin producing ethanol in the fourth quarter of 2007 and that it will be running at full nameplate capacity during the first quarter of 2008.

We had cash of $15.4 million, restricted cash of $135.6 million, restricted short-term investments of $12.5 million and total current liabilities of $7.9 million at December 31, 2006, and cash of $12.4 million, restricted cash of $130.1 million, and total current liabilities of $13.7 million at March 31, 2007. The restricted cash and short-term investments were restricted for use in connection with the construction of the Hereford facility.

From the date of our inception (November 1, 2004) through March 31, 2007, we incurred an accumulated net loss of $26.3 million. We believe we will incur significant losses primarily related to development and administrative expenses, and interest expense on debt, until we are able to successfully complete construction and commence operations of our initial ethanol production facility.

Management believes that our current available working capital will be adequate for our operations through the completion of the Hereford facility.

Our Hereford facility commenced site preparation in February 2006 and construction in August 2006. Lurgi, Inc. (“Lurgi”) designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is approximately $161.4 million. Energy Products of Idaho, Inc. (“EPI”) has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $25.6 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $269 million. We believe the existing financing is adequate but offer no assurance that existing financing will be adequate for completion of the Hereford facility.

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

We need to secure additional financing, including project level debt financing, to fund the development and construction of additional ethanol production facilities in Haskell, Kansas and Yuma,

Colorado. Management estimates that we will need approximately $583 million in additional financing, of which approximately $319 million would be raised to finance the estimated development and construction costs of the Haskell facility and approximately $264 million would be raised to finance the estimated development and construction costs of the Yuma facility. It is currently anticipated that approximately $307 million of this amount will be funded through the incurrence of additional debt by the subsidiaries of Panda Ethanol that are developing the particular projects, consisting of approximately $160 million for the Haskell project and $147 million for the Yuma project. We believe that the incurrence of project level debt would be non-recourse to Panda Ethanol.

In addition to funds raised through the issuance of additional securities of Panda Ethanol, amounts necessary to finance the Yuma, Haskell and other projects may be obtained through other transactions such as the sale of interests in the particular projects or the formation of partnerships or joint ventures to finance any remaining development costs for these projects. It is currently contemplated that these co-investors, partners or venture partners would generally be industry participants that have an interest in developing ethanol or have had prior involvement in the production and development of ethanol-related projects. As currently contemplated, none of these co-investors, partners or venture partners would own more than 50 percent of the total ownership interests in any particular project. Any sale of ownership interests in a project could have an adverse effect on our consolidated financial results and on our ability to control the operations relating to these projects.

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

Hereford Facility Project Financing

On July 28, 2006, Panda Hereford Ethanol, L.P. closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2006. Additional information as of March 31, 2007 is provided in Note 5 to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.

Contractual Commitments

There have been no material changes as of March 31, 2007 to our contractual commitments as disclosed in our annual report on Form 10-K for the year ended December 31, 2006, other than in the normal course of business.

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

Interest on the senior debt is payable at a variable rate based upon LIBOR as more fully described in Note 5 to our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2006. On August 28, 2006, Panda Hereford Ethanol, L.P. entered into an interest rate swap agreement to hedge its interest rate exposure on approximately 100% of the projected term loan balance outstanding during the construction period and lesser amounts after commercial operations commence. Under the swap agreement, on a quarterly basis we pay a fixed rate of approximately 5.2% and receive a variable rate based upon LIBOR. Including the pre-completion margin of 3.75%, the Company’s total interest rate on the term loan is effectively fixed at approximately 9.0% during construction via the swap agreement.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer, together with our disclosure committee, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007.

Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2007 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

At the end of fiscal 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants will be required to audit the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accountants to provide their attestation report. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies, including possible material weaknesses, that will need to be addressed and remediated.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Risks Related to our Company as a Development-Stage Company

We have no prior operating history of ethanol production, which could result in errors in management and operations, causing a material adverse effect on our financial condition and results of operations.

While our management team has extensive experience developing, constructing and operating large-scale power generation facilities and has been involved in the development of our ethanol facilities, and while we have begun the process of hiring individuals with expertise in the ethanol industry, Panda Ethanol has no prior history of, or experience in operating an ethanol production facility.

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

We may be unable to implement our expansion strategy as planned or at all.

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

Mr. Robert Carter, our Chairman, is also the Chairman and Chief Executive Officer and a significant stockholder of Panda Energy, our founder and approximately 45.8% stockholder. Mr. Carter has fiduciary duties to Panda Energy which may conflict with our interests. Mr. Carter, Panda Energy and its subsidiaries may also have pre-existing fiduciary and contractual obligations to other parties which may conflict with our interests. For example, in the course of his duties for Panda Energy, Mr. Carter may identify a business opportunity which could be appropriate for us, but he might be required to present that opportunity to Panda Energy as a result of his fiduciary obligations to Panda Energy and its subsidiaries. Panda Energy operates in the energy sector and could become involved in non-ethanol projects, ventures or investments that are competitive with us. In addition, there can be no assurance that Mr. Carter, Panda Energy or its subsidiaries will not invest or participate in other ethanol companies or ventures that compete with us or do business with any of our clients, customers, contractors or suppliers.

Panda Energy, our largest stockholder, may have the ability to exert significant influence over us and their interests may not coincide with the interest of other stockholders.

Panda Energy owns approximately 45.8% of our outstanding common stock. As a result, Panda Energy can exert significant influence on matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and make some transactions more difficult or impossible without the support of Panda Energy. The interests of Panda Energy may not always coincide with our interests as a company or the interest of other stockholders and any conflict of interest may be resolved in a manner that does not favor our other stockholders. In addition, this significant concentration of share ownership and voting power may adversely affect the trading price for our common shares because investors may perceive disadvantages in owning stock in companies with a large or controlling stockholder.

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

Until October 1, 2006, we had no employees or offices. Prior to that date, our activities were conducted by Panda Energy employees in the offices of Panda Energy. Accordingly, our financial statements include development and administrative expenses allocated from Panda Energy, the former parent company of Panda Ethanol—Delaware. The allocation methodology is discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allocation of Expenses from the Former Parent.” These allocations may not necessarily be representative of the actual costs that we would have incurred as a stand-alone company and, therefore, our financial statements may not be representative of actual results in the future.

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

None of our planned ethanol production facilities have committed financing, other than our Hereford facility. While we have executed loan agreements for the funding of the Hereford facility, additional draws under the senior credit facility for the Hereford facility are subject to various conditions, including no knowledge of any events that could cause the Hereford facility not to be completed on or before the date contemplated by the construction and draw schedule.

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

We will be highly dependent upon our general contractors and key vendors to design, engineer and build our facilities. If one of our contracted suppliers or vendors were to terminate its relationship with us or cease to conduct business after construction was initiated, there is no assurance that we would be able to obtain a replacement supplier or vendor or that a replacement would be able to complete construction within the originally contracted time frame and at the same or lower price. In the event that any of our suppliers or vendors fails to deliver for any reason the equipment or the intellectual property rights associated with such equipment, such as the rights to our innovative biomass conversion process, we may be unable to replace this equipment or technology quickly. Any delay in the construction of our facilities or commencement of operations or a problem in the design or engineering of our facilities could have a material adverse effect on our production of ethanol.

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

The parent company of Lurgi, Inc., or Lurgi, our EPC contractor for both our Hereford facility and our Yuma facility, has announced a sale of Lurgi.

Lurgi, the EPC contractor for both our Hereford facility and our Yuma facility is currently owned by a German parent company; however Lurgi’s parent company has announced a sale of Lurgi and its operations to Air Liquide S.A. We do not know if the consummation of such sale of Lurgi would materially affect the construction of our Hereford facility, the planned construction of our Yuma facility, our ability to engage an EPC contractor for the construction of our other planned facilities or our ability to obtain financing for any of these facilities.

We may experience shortages of materials and labor and adverse weather conditions during the construction of our facilities, which could increase construction costs or extend the construction schedule of such facilities.

The construction of our facilities is subject to risks inherent in any large construction project over which we have limited or no control. We may experience shortages of steel or other raw material supplies, adverse weather conditions, natural disasters, labor force shortages, work stoppages or other labor difficulties, or a variety of other factors, any of which, individually or in the aggregate, could cause significant delays or cost overruns. Any significant increase in the estimated construction cost of and in the estimated length of time for, one or more of our facilities could hinder our ability to complete construction and delay our ability to generate revenues and as a result could have a material adverse effect on our business and results of operations or even force us to abandon our business plan. For example, we recently extended our current estimates for completion of the Hereford facility due to a recent notification from Lurgi that it intends to make a claim for relief under the force majeure provisions of the EPC contract for the Hereford facility due to inclement weather over the last few months and labor force shortages.

According to the Renewable Fuels Association, or RFA, approximately 6.4 billion gallons per year of production capacity was under construction as of May 8, 2007. This unprecedented level of activity has resulted in higher costs and shortages of contractors, engineering firms, construction firms and equipment suppliers. We may not be able to secure their services or products on a timely basis or on acceptable financial or commercial terms, or at all, which could prevent us from commencing operations as expected at our facilities.

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

The condition or availability of our construction sites may differ from what we expect.

If we encounter concealed or unknown conditions at our facility sites, then our general contractors may be entitled to an adjustment in the contract price and time for performance if the conditions affect its costs and performance time. Such adjustments could increase the cost of construction of our facilities and result in time delays. Concealed or unknown conditions include any concealed physical conditions at each site that materially differ from the conditions contemplated in the proposed project plans or from the geotechnical study performed on the property for each facility, or any unknown conditions that differ materially from the conditions ordinarily encountered in similar work. Although the site has been inspected, concealed or unknown conditions are often difficult to detect and there can be no assurance that we will not encounter them. In addition, all of our sites, other than for the Hereford facility, are not currently owned. Although the land related to these sites are under options to purchase, these options have specified expiration dates. For example, the option on the Yuma facility site is set to expire in July 2007. To the extent we are unable to extend the expiration dates, or exercise the option to purchase such sites by the expiration date, we will have to seek another suitable location, which we may be unable to find on terms acceptable to us.

We are subject to environmental laws and permitting rules that may delay or prevent construction or operation or increase our costs.

Issues regarding compliance with applicable environmental standards could arise at any time during the construction and operation of our facilities, which could have a material adverse effect on our business. Environmental laws and regulations require permits prior to beginning construction and prior to engaging in our operations, and may require the installation of expensive pollution control equipment or otherwise place restrictions upon operations. We may also incur substantial liability for a failure to comply with those laws or permits or for any pollution arising from our operations. While we have been granted air permits authorizing construction of the Hereford facility and our planned facilities in Haskell County, Kansas and Yuma, Colorado, we may have difficulty obtaining or complying with these or other necessary environmental permits required in connection with the construction and on-going operation of one or more of our facilities. As a condition of granting necessary permits, regulators may impose conditions that could increase our construction or operating costs or delay our ability to commence operations within the time period we presently expect.

We may be required to obtain easements from third parties, and our inability to obtain certain easements could have a material adverse effect on our financial condition and results of operations.

In connection with the construction of our facilities, we may need to obtain easements from third parties for water or gas pipelines, the transmission of electricity or other purposes. To the extent we are unable to obtain certain easements, we may experience construction delays, higher construction costs or difficulty in obtaining financing, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Ethanol Production

The market price of ethanol is volatile and subject to significant fluctuations, which may cause our profitability to fluctuate significantly.

The market price of ethanol is influenced by many factors, including the price of gasoline and crude oil and the supply logistics and infrastructure of ethanol in the market. Growth of ethanol usage may be limited by logistical bottlenecks and lack of infrastructure expansion. Oil prices are highly volatile and difficult to forecast due to frequent changes in global politics and the world economy and the demand for petroleum-derived products. The supply and demand for oil throughout the world is affected by incidents in unstable political environments, the demand for oil from rapidly developing countries such as China and India, weather conditions, drilling, extraction and refinery technology, success in exploration, decisions made by OPEC and its member countries, industrial output and many other factors. We cannot predict the future price of crude oil or gasoline. Although the market price of ethanol has historically tracked the market price of gasoline we cannot provide any assurance that this will continue to occur. Low prices for crude oil and gasoline and the relationship between ethanol supply and demand may reduce the price of ethanol to a level that makes it unprofitable to produce. In recent years, the prices of crude oil, gasoline and ethanol have all reached historically high levels. If the prices of crude oil or gasoline were to decline, our revenues and ultimately our profitability may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.

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

In many of our facilities, we plan to primarily use a biomass conversion process involving the use of cattle manure and cotton gin waste to generate steam for the ethanol production process. Most other ethanol producers currently use natural gas as their sole thermal energy source in the production process. We know of one company that is planning to use the gas from manure or “biogas” to operate its facility; however, no other ethanol facility that we know of uses a cattle manure biomass conversion system. While the technology has been proven to work with different feed stocks and has been successfully tested with manure, it has not been tested at or utilized in commercial quantities or to solely power an ethanol plant. At each of our manure-fueled facilities, we will also have a separate natural gas system in place that will allow us to operate such facilities using natural gas in the event that we are unable to operate using the biomass conversion system. However, the use of natural gas would make our ethanol production dependent on natural gas prices, which could be substantially more expensive for us than cattle manure and cotton gin waste. Use of natural gas as the primary fuel for our ethanol production instead of the biomass conversion process could materially impact the profitability of our manure-fueled facilities.

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

In an attempt to partially offset the effects of the volatility of ethanol prices and corn and natural gas costs, we may take hedging positions in order to limit our exposure to commodity price fluctuations. These may include (i) purchasing corn through spot cash, fixed-price forward and delayed pricing contracts, (ii) utilizing hedging positions in the corn futures and options markets on the Chicago Board of Trade, or CBOT. to manage the risk of corn price fluctuations, (iii) entering into contracts to supply a portion of our ethanol production on a forward basis and, in connection with our corn hedging positions, to lock in specific “crush” margins for a portion of our corn requirements, (iv) hedging a portion of our exposure to natural gas price risk from time to time, by using fixed price or indexed physical contracts, and (v) establishing from time to time an unleaded gasoline hedge position using futures to reduce our exposure to unleaded gasoline price risk. The financial impact of these activities is dependent upon, among other things, the commodity futures prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults or, in the case of physical contracts, where there is a change in expected differential of an open position and the underlying price in the hedging agreement affecting the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position often settled in the same time frame as the physical commodity, is either purchased, as in the case of corn and natural gas, or sold as in the case of ethanol. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. We may also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. Our hedging activities may cause us to forego additional future profits or result in our making cash payments.

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

Our facilities will require a significant and uninterrupted supply of water and electricity to operate. We have entered into agreements with local electric companies to provide our supply of electricity. We anticipate that we will either enter into arrangements with local municipalities to provide our supply of water, as with the Hereford facility, procure water on-site or rely on a combination of water sources. We anticipate that the Haskell facility will procure water on-site and the Yuma facility will rely on a combination of water sources. However, there can be no assurances that, with respect to water, we will be able to reach definitive agreements for our water supply. In the event that we do not procure water on-site or reach definitive agreements for our water supply, we may be required to expend significant amounts to drill wells and to provide for the necessary infrastructure for such well water to reach our planned facilities. In addition, there are no assurances that such water will be of an adequate quality. If the water quality from any of these sources is not adequate, we may, at greater cost to us, need to treat the water or find other sources. Further, certain of our facilities, including our Hereford facility located in the panhandle of Texas and our Yuma facility, located in Colorado, are located in drought prone areas, and there is a possibility we may be unable to meet our water requirements using these sources in the event of a significant prolonged drought. In addition, there can be no assurances that the water and electricity companies will be able to reliably supply the water and electricity that we need at any of our facilities. If there is an interruption in the supply of water or electricity for any reason, we may be required to halt production. If production is halted for an extended period of time, or there is any interruption in the quantity or quality of our water or electricity, it may have a material adverse effect on our operations, cash flows and financial performance.

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

Our dependency on the marketing efforts of Aventine Renewable Energy, Inc., or Aventine, for substantially all of the ethanol produced at our Hereford, Haskell and Yuma plants in accordance with certain marketing arrangements could have a material adverse effect on our business.

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

We have no history of producing WDGS and we have represented to feed buyers that our product will meet certain quality specifications. We may be unable to produce WDGS that conforms to such specifications on a consistent basis or ever, which could have a material adverse affect on our business. If we lost our local customer base, in order to market our distillers grains with solubles, or DGS, we would have to purchase and install dryers at certain of our ethanol facilities at a great expense and attempt to market dry distillers grains with solubles, or DDGS, through marketing agreements with third parties.

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

Natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts may cause fluctuations in the price, availability and quality of supplies, labor, and raw materials which could result in production delays and increased costs causing a material adverse effect on our business.

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

Our operating results will be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices are substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to be highest in the spring and summer. Given our lack of operating history, we do not know yet how these seasonal fluctuations will affect our results over time.

Risks Related to the Ethanol Industry

We operate in a highly competitive industry with low barriers to entry. In addition, if the expected increase in ethanol demand does not occur, or if the demand for ethanol otherwise decreases, there may be excess capacity in our industry.

In the United States, we compete with other corn processors and refiners, including A.E. Staley Manufacturing Company, a subsidiary of Tate & Lyle, PLC, Archer-Daniels-Midland Company, Aventine, Cargill, Inc., Hawkeye Holdings, Inc., Pacific Ethanol, U.S. BioEnergy Corporation and VeraSun Energy Corporation. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although many of our competitors are larger than we are, we also have smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in the ethanol industry. According to the RFA, as of March 13, 2007, the top ten domestic producers of ethanol accounted for approximately 45% of all production capacity.

We also face increasing competition from international suppliers. Although there is a tariff on foreign produced ethanol that is slightly larger than the federal ethanol tax incentive, ethanol imports equivalent to up to 7% of total domestic production from certain countries were exempted from this tariff under the CBI, or The Caribbean Basin Initiative, to spur economic development in Central America and the Caribbean.

Moreover, according to the RFA, domestic annual production has increased from 1.6 billion gallons per year in 2000 to 4.9 billion gallons in 2006. In addition, there is a significant amount of capacity being added to our industry. According to the RFA, there was approximately 6.1 billion gallons per year of existing capacity and an additional 6.6 billion gallons per year of production capacity under construction as of May 8, 2007. This capacity is being added to address anticipated increases in demand. Demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or may not increase at all. If the ethanol industry has excess capacity and such excess capacity results in a fall in ethanol prices, it would have an adverse impact on our results of operations, cash flows and financial condition. Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increased. Demand for ethanol can also fall if gasoline prices decrease because ethanol is used as a potential substitute for gasoline. Lastly, ethanol is not the only product that can be added to gasoline to reduce emissions and increase octane levels. Oil companies have historically used MTBE as a fuel additive to reduce emissions, and although the use of MTBE has been limited or banned in 25 states due to potentially adverse environmental effects from its production, it is still used by several major oil companies in some markets. Alternatives to ethanol and MTBE are continually under development and existing alternatives, such as alkylates, isooctane and ethyl tertiary butyl ether, or ETBE, may become more cost effective. Our competitors may be able to successfully develop and market alternatives to ethanol which could adversely affect our business and results of operations.

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

Ethanol can be imported into the United States duty-free from some countries, which may negatively affect the ethanol industry in the United States and subsequently our operations. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central

America and the Caribbean, which is limited to a total of 7% of the previous year’s U.S. production per year (with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7% limit). Imports from the exempted countries may increase as a result of new plants under development there. In addition, reductions in the tariff currently applicable to ethanol imports from countries other than those in Central American and the Caribbean that qualify for the exemption, or increases in the percentage of ethanol that may be imported from Central America and the Caribbean on a duty-free basis, may result in more ethanol from countries having a lower cost of production than the United States being imported into this country. An increase in such imported ethanol could adversely affect the demand for domestically-produced ethanol and the price at which we will be able to sell our ethanol.

In addition, at a certain price level, imported ethanol may become profitable for sale in the United States despite the tariff. This occurred in the second half of 2006, due to a spike in the ethanol prices and insufficient supply. As a result, there may effectively be a ceiling on U.S. ethanol prices. This, combined with uncertainties surrounding U.S. producers’ ability to meet domestic demand, resulted in significant imports of ethanol, especially from Brazil. Furthermore, East Coast facilities are better suited to bringing in products by water rather than rail (the preferred path for ethanol from the Midwest). The combination made it more economic for some buyers to import ethanol with the full import duty than to bring supplies from the Midwest. Given the increase in ethanol demand from the elimination of MTBE and expected transportation bottlenecks delivering material from the Midwest, imports of ethanol could rise.

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

Consolidation or downturns in the ethanol industry may affect demand for our products and the pricing of our products, which could limit our growth and may harm our business.

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

Development of alternative fuels or alternative ethanol production systems could affect our results of operations.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, hydrogen-based fuels and fuel cells offer technological options to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, the additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

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

Most ethanol in the United States is currently produced from corn and other raw grains, such as milo or sorghum (especially in the Midwest). The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue, municipal solid waste, and other biomass material. This trend is driven by the fact that cellulose-based biomass is currently cheaper to obtain than corn and that the use of cellulose-based biomass to produce ethanol would create opportunities to locate plants and produce ethanol in areas that are not suitable to grow corn in significant amounts. Although the current technology for converting cellulose-based biomass to ethanol is not sufficiently efficient to be competitive with ethanol produced from corn, a report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. Our facilities are not equipped to convert cellulose-based biomass into ethanol, and to convert our facilities to be able to process cellulose-based ethanol would require significant additional capital investment. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines or takes more energy to produce than it contributes may affect the demand for ethanol.

Certain individuals believe that the use of ethanol as an additive to gasoline will increase gasoline prices at the pump. Some also believe that the manufacturing of ethanol adds to air pollution and its use harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, in relation to the amount of ethanol that is produced and its benefits. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol that we produce and negatively affect our results of operations and financial condition.

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

The effect of the renewable fuel standard, or RFS, in the recent Energy Policy Act of 2005 is uncertain. The use of fuel oxygenates, including ethanol, was mandated through government regulations, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the coming months as the remaining markets switch from MTBE to ethanol. The recently enacted Energy Policy Act of 2005, or the Energy Policy Act, however, eliminated the mandated use of oxygenates and established the RFS, or minimum nationwide levels of renewable fuels (including ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. The Energy Policy Act also included provisions for trading of credits for use of renewable fuels. Final rules were only recently adopted by the Environmental Protection Agency, or EPA, on April 10, 2007 and are not effective until September 1, 2007. It is possible that the practical application of these rules will not result in as much demand for ethanol as anticipated.

Under the Energy Policy Act, the Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the RFS mandate with respect to one or more states if the administrator determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the United States, or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on our results of operations and financial conditions.

The Energy Policy Act did not include MTBE liability protection sought by refiners, and this has resulted in the accelerated removal of MTBE and a sudden increase in the demand for ethanol. No assurance can be given, however, that refineries will maintain using ethanol in favor of other additives, such as iso-octane or alkylate. In addition, the federal oxygenate mandate that had originally prompted the use of MTBE was repealed by the Energy Policy Act. However, some oxygenate mandates remain at the state level. Accordingly, the actual demand for ethanol may increase at a lower rate than production for estimated demand, resulting in excess production capacity in the ethanol industry, which would negatively affect our results of operations, financial position and cash flows.

The Texas Department of Agriculture has established an incentive program called the “Fuel Ethanol and Biodiesel Production Incentive Program” effective as of 2006. Under the program, ethanol and biodiesel producers will contribute $0.032 per gallon into the program and receive a $0.20 per gallon incentive payment for the first 18 MMGY of production during the first ten years of plant operations, or a net benefit up to $3,024,000 per producer per year. Our Hereford facility would not become eligible for this program until it begins producing ethanol. We intend to apply for registration under this program, but the Texas Department of Agriculture may not register our Texas-based facilities, including our Hereford, Sherman and Muleshoe facilities, or it may terminate the program. Our inability to qualify for this incentive program may make it more difficult to compete with other ethanol production facilities in Texas that are eligible to receive the incentive as well as with production facilities in other states with similar programs. These factors could negatively impact our profitability.

Federal regulations concerning tax incentives could expire or change which could reduce our revenues.

The federal government presently encourages ethanol production by taxing it at a lower rate. This currently equates to a $0.51 per gallon subsidy of ethanol. Some states and cities provide additional incentives. The Energy Policy Act effectively mandates increases in the amount of annual ethanol consumption in the United States. The result is that the ethanol industry’s economic structure is highly dependent on government policies. Although current policies are favorable factors, any major change in federal policy, including a decrease in ethanol production incentives, would have significant adverse effects on our proposed plan of operations and cause us to discontinue our ethanol business.

There is disagreement in the scientific community about the wisdom of policies encouraging ethanol production. Some past studies have challenged whether ethanol is an appropriate source of fuel and fuel additives because of concerns about energy efficiency, potential health effects, cost and impact on air quality. At this time federal energy policy, as set forth in the Energy Policy Act, strongly supports ethanol production. However, if a consensus develops that there are energy efficiency concerns, adverse health effects or air quality issues with ethanol, or if ethanol production does not enhance our overall energy policy, our ability to economically produce and market ethanol could be materially and adversely affected.

We are subject to extensive environmental laws and regulations and the cost of compliance and/or non-compliance with these laws and regulations could have a material adverse effect on our business.

We will be subject to various federal, state and local environmental laws and regulations, such as those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees and other health and safety matters. We are required to obtain permits that must be renewed from time to time to operate our business. Additionally, compliance with new or amended environmental laws, regulations and/or permits, or new interpretations of such laws, regulations and/or permits, could require us to incur significant expense. Such changes in laws, regulations and/or permits, or increased enforcement by governmental authorities, may have a material adverse effect on our financial condition. These laws, regulations and/or permits may limit our operations or require us to alter our production process or purchase pollution control equipment, any of which could negatively impact our business. We may not at all times be in complete compliance with these laws, regulations and/or permits, and we cannot guarantee that we will be successful in obtaining all permits required to operate our business. A violation of these laws, regulations and/or permits can result in significant fines, claims for natural resource damages, criminal sanctions, permit revocations, injunctions, damages and/or operational shutdowns.

We may be subject to legal actions brought by third parties for property damage or personal injury or for the remediation of contamination.

Our operations will expose us to liability for property damage, personal injury and the remediation of environmental contamination, including potential legal actions from third parties. Ethanol production may produce an odor which may be objectionable to surrounding residents and may increase dust in the vicinity of the plant due to our operations and the transportation of materials to and from our facilities. Such activities could subject us to nuisance, trespass or similar claims by our employees or property owners or residents in the vicinity of our facilities. The occurrence of events which result in significant personal injury or damage to property or third parties that is not fully covered by insurance could have a material adverse impact on our results of operations and financial condition.

In addition, there is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we will own or operate and at off-site locations where we have arranged or will arrange for the disposal of waste materials or hazardous substances. If these substances are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies or by private parties, we may be responsible under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), analogous state statutes, or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at, on, under or from these properties. As a result, our operations may require us to expend significant amounts of money for environmental investigations and/or cleanups or may result in our incurrence of other costs

Risks Relating to our Common Stock

There is no long-term material active public trading market for our common stock and we do not know if one will develop.

There is no long-term material active public trading market for our common stock. Our common stock is now quoted on the Over-the-Counter Bulletin Board, or OTCBB, but is not otherwise listed or traded on any regional, state, local, national or electronic stock exchange. There are only a few companies with substantial ethanol operations that are currently traded on a public securities exchange. We cannot predict the extent to which investor interest in our Company will be sufficient to maintain a long-term material active trading market, or how liquid that market may be, especially if few stock analysts follow our stock or issue research reports concerning our business or the ethanol industry in general.

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

Because of the merger, we are now subject to a number of risks that may adversely affect our business, including:

•	exposure to unknown liabilities of Cirracor and Panda Ethanol—Delaware;

•	the consequences and significant costs of our management’s attention having been diverted from our day-to-day business over an extended period of time;

•	the expenses that we have incurred relating to the merger; and

•	the cost associated with compliance with the Sarbanes-Oxley Act of 2002 and other regulatory compliance to which we are now subject.

Our ability to issue additional shares may dilute or otherwise limit stockholders’ voting or economic rights.

We expect to seek additional equity financing in the future, which may cause dilution to the holders of our common stock, and a reduction in their equity interest. Stockholders do not have any preemptive rights with regard to shares to be issued by us in the future in connection with any such additional equity financing. If we sell additional shares, the sale price of those shares could be higher or lower than the current stock price per share. If we issue additional shares at a lower price, the value of our outstanding shares may decrease. Issuances of additional shares may also have the effect of diluting or otherwise limiting stockholders’ voting or economic rights in our Company. Furthermore, we have a stock option pool representing up to 10% of the fully diluted stock of our Company to attract, retain and reward our key directors, managers and employees, which program would be dilutive to all existing stockholders although no awards have been made at this time.

Sales of our common stock may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

As of May 9, 2007, we had 31,066,659 shares of common stock outstanding. Of these shares, 1,199,992 shares are freely tradable, unless any of these shares are held by our affiliates and have therefore become restricted.

In addition, we are subject to registration rights agreements that cover the registration of a total of 29,866,667 shares of our common stock. The registration rights agreement required us to register for resale all of these shares by the 75th calendar day following the effective time of the merger. Under the registration rights agreement, 75% of the Panda Ethanol shares held by Panda Energy will be subject to a six-month lockup period from the effective date of the registration statement. On January 10, 2007, we filed a resale registration statement on Form S-3 (No. 333-139911) with the SEC and filed Amendment No. 1 to the registration statement on April 13, 2007. The document is currently undergoing the SEC review process and we are working to have the registration statement declared effective as soon as possible. The filing of this resale registration statement and the sale of shares thereunder could have a material adverse effect on the market price of our common stock.

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

There can be no assurance that we are not or will not become a U.S. real property holding corporation, in which case non-U.S. holders may be subject to U.S. federal income tax (including withholding tax) in connection with the disposition of our shares, and U.S. holders selling our shares may be required to certify as to their status in order to avoid withholding.

A non-U.S. holder of our common stock generally will be subject to U.S. federal income tax with respect to distributions made by us that are treated as dividends for U.S. federal income tax purposes. A non-U.S. holder of our common stock generally will not be subject to U.S. federal income tax on gain from the sale or other disposition of our common stock. However, a non-U.S. holder of our common stock will be subject to U.S. federal income tax at regular U.S. tax rates with respect to such sale or other disposition if we are, or have been, a “U.S. real property holding corporation,” within the meaning of the Code, at any time within the five-year period preceding the disposition (or the non-U.S. holder’s holding period if shorter). Generally, we will be a U.S. real property holding corporation if the fair market value of our U.S. real property interests, equals or exceeds 50% of the sum of the fair market values of our worldwide real property interests and other assets used or held for use in a trade or business, all as determined under applicable Treasury Regulations. Although we do not believe we are a U.S. real property holding corporation, there can be no assurance that we are not or will not become a U.S. real property holding corporation.

Certain non-U.S. holders of our common stock may be eligible for an exception to the foregoing rule relating to U.S. real property holding corporations if our common stock is regularly traded on an established securities market during the calendar year in which the sale or disposition occurs and the non-U.S. holder holds no more than 5% of our outstanding common stock, directly or indirectly, during the relevant period (the “5% exception”). If, however, we are a U.S. real property holding corporation during the relevant time period, and the 5% exception does not apply, the buyer or other transferee of our common stock will generally be required to withhold tax at the rate of 10% on the sales price or other amount realized, unless the transferor furnishes an affidavit certifying that it is not a foreign person in the manner and form specified in the applicable Treasury Regulations.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANDA ETHANOL, INC.

Date: May 15, 2007	/s/ MICHAEL TRENTEL
Michael Trentel, Chief Financial Officer
(Principal financial officer duly authorized to sign on
behalf of Registrant)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.