Form 10-K/A
period 2006-12-31
PANDA ETHANOL, INC.
filed 2007-05-17
CIK 1167880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of Common Stock, $0.001 par value per share (the “Common Stock”), held by nonaffiliates of the registrant, based on the last sale price of the Common Stock on the last business day of Panda Ethanol’s most recently completed second fiscal quarter, was $8,162. As of May 9, 31,066,659 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PANDA ETHANOL, INC.

FORM 10-K/A

AMENDMENT NO. 1

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

INDEX

Page
PART III

Item 11. Executive Compensation	1

PART IV

Item 15. Exhibits and Financial Statement Schedules	7

EXPLANATORY NOTE

Panda Ethanol, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on May 2, 2007. In response to a comment letter from the Securities and Exchange Commission’s Division of Corporation Finance, the Company has made the following amendments to its disclosure:

•	Amend Item 11 to disclose the basis and performance measurements utilized for the bonus payments made to the named executive officers in 2006.

•	Amend Item 11 to clarify that the Company did not make any grants of plan-based awards in 2006.

In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

PART III

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

Setting Executive Compensation

Prior to the merger on November 6, 2006, the sole employee of Cirracor, Mr. Reed Fisher, President and Secretary, Prior to the merger on November 6, 2006, the sole employee of Cirracor, Mr. Reed Fisher, President and Secretary, received no compensation. For November and December of 2006, we generally kept in place the overall compensation structure that was set by Panda Ethanol—Delaware and Panda Energy earlier in the year for our executives. This was mainly due to the facts that the merger occurred very late in the year and all of the members of our current management were former employees of Panda Ethanol—Delaware and, prior to that, Panda Energy. We concluded that the most efficient and logical course of action was to essentially carry-over the prior compensation structure at Panda Ethanol—Delaware and Panda Energy for the remainder of fiscal 2006. The cash bonuses paid by us to our executive officers covered the full 2006 fiscal year and were based on a full year’s employment and base salary in effect at the end of the year. At Panda Ethanol—Delaware and Panda Energy, the Chairman set the base salary and cash bonus amounts in accordance with past practices. This overall compensation was at a level that the Chairman, Panda Ethanol—Delaware and Panda Energy believed to be competitive with their peer companies.

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

Cash incentive bonus

The Chairman set our fiscal 2006 bonus in accordance with past practices at Panda Ethanol – Delaware and Panda Energy. The payout of this bonus was intended to cover the full 2006 fiscal year and occurred in December 2006, which is consistent with the timing of prior bonus payments. Each executive was paid a bonus equal to approximately 8.3% of his base salary in effect at the end of the year, the same percentage paid to all other employees of Panda Ethanol who were employed by Panda Ethanol—Delaware and Panda Energy for the full year. The determination was made after consideration of the cash flow position of the Company and the anticipated timing of future project finance closings.

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

2006 FISCAL YEAR SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Todd W. Carter Chief Executive Officer	2006	69,396	(2)	34,689	—	—	—		—	600	(3)	104,685
Robert K. Simmons Senior Vice President- Finance	2006	66,242	(4)	33,121	—	—	—		—	—		99,363
L. Stephen Rizzieri Chief Legal Officer and General Counsel	2006	52,273	(5)	26,136	—	—	—		—	—		78,409
Michael A. Trentel Chief Financial Officer and Treasurer	2006	39,375	(6)	19,688	—	—	—	(7)	—	—		59,063
Darol S. Lindloff Chief Operating Officer	2006	48,125	(8)	24,063	—	—	—		—	380	(9)	72,568
Reed Fisher President and Secretary of Cirracor	2006	—		—	—	—	—		—	—	(10)	—

(1)	Bonus amounts covered the full 2006 fiscal year and were based on a full year’s employment and salary.

(2)	Represents amounts paid since the merger on November 6, 2006. Does not include $34,689 paid by Panda Ethanol—Delaware to Mr. Carter from October 1, 2006 to November 6, 2006 and $299,065 paid by Panda Energy to Mr. Carter from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Carter for fiscal 2006 equals $403,150.

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

(4)	Represents amounts paid since the merger on November 6, 2006. Does not include $33,121 paid by Panda Ethanol—Delaware to Mr. Simmons from October 1, 2006 to November 6, 2006 and $285,471 paid by Panda Energy to Mr. Simmons from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Simmons for fiscal 2006 equals $384,834.

(5)	Represents amounts paid since the merger on November 6, 2006. Does not include $26,136 paid by Panda Ethanol—Delaware to Mr. Rizzieri from October 1, 2006 to November 6, 2006 and $225,270 paid by Panda Energy to Mr. Rizzieri from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Rizzieri for fiscal 2006 equals $303,679.

(6)	Represents amounts paid since the merger on November 6, 2006. Does not include $19,688 paid by Panda Ethanol—Delaware to Mr. Trentel from October 1, 2006 to November 6, 2006 and $169,688 paid by Panda Energy to Mr. Trentel from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Trentel for fiscal 2006 equals $228,751.

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

We did not grant any options to any of our employees, including our named executive officers, during 2006.

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

COMPENSATION COMMITTEE

Philip D. English, Chairman

G. Michael Boswell

Donnell Brown

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2007.

PANDA ETHANOL, INC.

/s/ TODD W. CARTER
Todd W. Carter, Chief Executive Officer and President

EXHIBIT INDEX

Exhibit Number	Description

31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

(1)	Filed herewith.