Form 10-Q
period 2007-06-30
PANDA ETHANOL, INC.
filed 2007-08-20
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50282
PANDA ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0986282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of August 17, 2007: 31,066,659.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2006	2007
ASSETS

Cash and cash equivalents	$15,413,529	$10,275,517
Restricted cash and cash equivalents	135,607,427	91,986,858
Accounts receivable from former parent	32,265	—
Restricted short-term investments	12,495,335	—
Prepaid expenses	932,214	356,819

Property, plant and equipment:
Construction in progress	66,087,367	125,245,085
Development costs	2,084,463	3,606,007
Furniture and fixtures	76,693	245,021
Accumulated depreciation	(3,079)	(35,140)

Total property, plant and equipment, net	68,245,444	129,060,973

Financial derivatives	—	246,482

Deposits	—	431,451

Debt issuance costs, net of accumulated amortization of $520,393 and $1,148,664 at December 31, 2006 and June 30, 2007, respectively	8,902,699	8,656,868

Total assets	$241,628,913	$241,014,968

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities - property, plant and equipment	$6,309,361	$10,404,008
Accounts payable and accrued liabilities — operating expenses	1,051,919	2,405,528
Accounts payable to former parent — operating expenses	—	90,279
Accrued interest	491,497	520,925

Financial derivatives	7,659,400	10,549,000

Long-term debt	136,369,890	138,830,084

Commitments and contingencies (Notes 3 and 5)

Temporary equity — payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,667 and 31,066,659 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	31,067	31,067
Additional contributed capital	104,405,191	104,673,413
Accumulated other comprehensive income (loss)	(513,400)	246,482
Deficit accumulated during the development stage	(18,477,570)	(31,037,376)

Total shareholders’ equity	85,445,288	73,913,586

Total liabilities and shareholders’ equity	$241,628,913	$241,014,968

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2007
(UNAUDITED)

					Inception
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2006	2007	2006	2007	June 30, 2007
Development and administrative expenses:
Development and administrative expenses allocated from former parent	$2,085,243	$172,678	$3,932,795	$306,697	$12,476,440
Other development and administrative expenses	855,402	5,946,545	1,453,337	9,481,533	17,629,233

Total development and administrative expenses	2,940,645	6,119,223	5,386,132	9,788,230	30,105,673

Other expense (income):
Interest income	(213,682)	(1,443,693)	(213,682)	(3,203,952)	(6,934,785)
Interest expense and letter of credit fees	—	910,199	—	2,340,103	5,477,992
Amortization of debt issuance costs	—	77,562	—	200,364	472,356
Depreciation	—	19,508	—	32,061	35,140
Increase (decrease) in fair value of financial derivative	—	(973,000)	—	3,403,000	1,881,000

Total other expense (income)	(213,682)	(1,409,424)	(213,682)	2,771,576	931,703

Net loss	$2,726,963	$4,709,799	$5,172,450	$12,559,806	$31,037,376

Net loss per common share — basic and dilutive:

Net loss per common share	$0.15	$0.15	$0.33	$0.40

Weighted average common shares outstanding — basic and dilutive	17,768,812	31,066,659	15,803,992	31,066,659

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2007
(UNAUDITED)

	Six Months Ended June 30,		Inception Through
	2006	2007	June 30, 2007
Operating activities:

Net loss	$(5,172,450)	$(12,559,806)	$(31,037,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense added to debt principal	—	2,460,195	4,398,085
Amortization of debt issuance costs	—	200,364	472,356
Depreciation	—	32,061	32,061
Increase in fair value of financial derivative	—	3,403,000	1,881,000
Decrease in accounts receivable from former parent	—	32,265	—
(Increase) decrease in prepaid expenses	—	575,395	(356,819)
Increase in accounts payable and accrued liabilities — operating expenses	495,176	1,353,609	2,405,528
Increase in accounts payable to former parent — operating expenses	—	358,501	358,501
Increase in accrued interest	—	29,428	520,925

Net cash used in operating activities	(4,677,274)	(4,114,988)	(21,325,739)

Investing activities:

(Increase) decrease in restricted cash and cash equivalents	(87,511,488)	43,620,569	(91,986,858)
Decrease in restricted short-term investments, net	—	12,495,335	—
Additions to property, plant and equipment	(5,611,883)	(56,325,037)	(118,012,719)
Increase in deposits	—	(431,451)	(431,451)

Net cash used in investing activities	(93,123,371)	(640,584)	(210,431,028)

Financing activities:

Capital contributions from former parent	3,291,508	—	16,133,464
Capital distributions to former parent	—	—	(5,480,712)
Temporary equity advanced from former parent	6,580,656	—	4,301,558
Issuance of common stock to former parent	—	—	2,859,354
Issuance of common stock to non-affiliates	87,903,438	—	90,924,152
Issuance of long-term debt and financial derivative	—	—	143,100,000
Debt issuance costs paid	—	(382,440)	(9,805,532)

Net cash provided by (used in) financing activities	97,775,602	(382,440)	242,032,284

Increase (decrease) in cash and cash equivalents	(25,043)	(5,138,012)	10,275,517

Cash and cash equivalents, beginning of period	25,043	15,413,529	—

Cash and cash equivalents, end of period	$—	$10,275,517	$10,275,517

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$374,241	$10,404,008	$10,404,008
Interest cost accrued to long-term debt principal	$—	$2,460,195	$4,398,085
Capital contribution from former parent by reduction of accounts payable	$—	$268,222	$268,222
Debt issuance costs accrued	$1,299,878	$—	$—
Equity issuance costs accrued	$1,744,875	$—	$—
See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Six Months Ended June 30, 2006 and 2007
And For the Period from Inception (November 1, 2004) through June 30, 2007
(Unaudited)
1.	ORGANIZATION AND BASIS OF PRESENTATION
     Panda Ethanol, Inc. (“Panda Ethanol” or collectively with its subsidiaries, the “Company”)(a Nevada corporation), through various subsidiaries, holds a 100% interest in an ethanol manufacturing facility currently under construction in Hereford, Texas (“Hereford Facility”) and also holds 100% interests in ethanol projects under development in various states (see Note 3).
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
     Development Stage Enterprise and Liquidity — The Company is in the development stage and has no operating revenues. The Company does not currently produce ethanol, as its projects are under construction or development as discussed in Note 3. The Company has presented a non-classified balance sheet and anticipates presenting current assets and current liabilities once it has completed the development stage. Financial support initially was provided in the form of equity contributions and temporary equity advances from PEII. Additionally, the Company completed private equity transactions in June and December 2006, and debt financing for the Hereford Facility in July 2006.
     On August 9, 2007, in response to tightening equity and credit markets, the Company’s Board of Directors approved a new organizational plan designed to streamline costs and enable the Company to focus on the construction and subsequent operation of the Hereford Facility (see Note 7). Although the Company’s operating expenses will be significantly reduced under the new organizational plan, management anticipates that the Company will need to secure additional financing in the range of $1 million to $5 million to finance working capital requirements until the Company begins to receive cash distributions from the Hereford Facility. The Company is currently seeking such additional financing. Management believes, but can offer no assurance, that such financing can be obtained. The financial statements do not include any adjustments that might be necessary in the event that the Company is not able to obtain such additional financing.
     The consolidated financial statements include the accounts of all subsidiaries in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.
2.	SIGNIFICANT ACCOUNTING POLICIES
     Use of Estimates — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for the interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     The Company was incorporated in 2006 and has not yet filed its initial federal or state income tax returns. Accordingly, the Company’s net deferred tax assets consist of items it anticipates being included in its initial federal and state income tax returns, based on tax accounting methods anticipated to be adopted in the initial income tax returns. In addition, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, which principally consist of net operating losses and other costs incurred that are required to be capitalized for tax purposes. At the adoption date of January 1, 2007 and as of June 30, 2007, the Company had unrecognized tax benefits of approximately $1.6 million and $3.9 million, respectively, although such amounts may vary upon final determination of filing positions to be taken on the initial income tax returns. The Company has concluded that any unrecognized tax benefits would also only result in a reclassification of the specific items within its deferred tax asset balance, all of which is subject to a full valuation allowance. Accordingly, no adjustments to liabilities, operations or retained earnings were required, and there was no cumulative effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The change in unrecognized tax benefits from the date of adoption to June 30, 2007, resulted from the Company’s operations during the first half of 2007 and not from any revision of its unrecognized tax benefits at the date of adoption.
     The Company will file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months, subject to final determination of filing positions to be taken on the initial income tax returns, other than changes resulting from the Company’s operations during the period. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of the date of adoption of FIN 48 and as of June 30, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any related expense recognized during the period.

3.	ETHANOL PROJECTS
     The Hereford Facility is an ethanol manufacturing facility with a design capacity of 115 million gallons of denatured ethanol which is currently under construction in Hereford, Texas. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will use cattle manure and cotton gin waste to generate process steam used in the production of ethanol. The total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $187.0 million. Total commitments under ancillary construction-related contracts are approximately $1.0 million, excluding equipment leases discussed below. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $271 million.
     The Hereford Facility, which commenced construction in August 2006, is currently estimated to begin producing ethanol early in the first quarter of 2008 and to be fully operational by the end of the first quarter of 2008. These estimates are based on a recovery plan recently implemented by Lurgi in connection with previously announced construction delays. Lurgi has notified the Company that it intends to make a claim for relief under the force majeure provisions of the EPC contract due to inclement weather over the last few months. The amount of such claim has not been determined. On June 15, 2007, the Company and the lenders amended the Senior Debt financing agreement (see Note 5) to extend the deadline for substantial completion until March 28, 2008. This deadline extends beyond the current projected date for substantial completion and does not affect the schedule, terms, liquidated damages and other provisions of the EPC contract with Lurgi.
     Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $73 million and $69 million at December 31, 2006 and June 30, 2007, respectively.
     In June 2007, the Company entered into an agreement to lease certain mobile equipment for the Hereford Facility. The lease includes three separate equipment schedules under a master lease agreement. The lease terms range from three to seven years. Renewal and purchase options are available at fair market value at the end of the initial lease periods. Lease payments may escalate in the future based upon increases in the rates for U.S. Treasury Notes. Two of the equipment schedules constitute operating leases; the third schedule is a capital lease. For one of the operating leases, a deposit of $431,451 was paid prior to June 30, 2007 and is reflected on the accompanying balance sheet under deposits and other noncurrent assets. That lease requires monthly payments totaling $129,000 in 2007, $259,000 in 2008 through 2013, and $129,000 in 2014, for total payments during the lease of $1.8 million. For the other operating lease, the equipment has not yet been ordered and the commencement of lease payments has not yet been determined. That lease will require a deposit of $134,000, and assuming that payments commence January 1, 2008, will require monthly payments totaling $134,000 per year in 2008 through 2012, for total payments during the lease of $671,000. For the capital lease, the equipment has not yet been ordered and the commencement of lease payments has not yet been determined. Accordingly, the capital lease has not been recorded as of June 30, 2007. The lease will require a deposit of $17,000 and, assuming that payments commence January 1, 2008, future monthly payments totaling $105,000 per year for 2008 through 2010 for total minimum payments during the lease of $315,000. Of the total minimum lease payments, $52,000 represents interest.
     The Company has other ethanol manufacturing facilities under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; Muleshoe, Texas; and Lincoln County, Nebraska have been announced, and additional projects are also under development in various states.
     The Yuma and Haskell facilities are also designed to each produce approximately 115 million gallons of denatured ethanol per year. The Company has purchased the site and received an air permit for the Yuma facility and is seeking financing required to construct that facility. On March 1, 2007, the Company entered into an EPC contract with Lurgi for construction of the Yuma facility (the “Yuma EPC Contract”). However, the price for the construction of the Yuma facility will not be fixed until the Company issues a notice to proceed once financing has been completed.
     On June 5, 2007, the Company announced a private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes. The funds from the proposed offering were slated for construction of the Yuma facility and for general corporate purposes. At the end of June, management determined that the proposed offering was not likely to close. Accordingly, offering-related costs of approximately $1.3 million have been charged to expense in the accompanying statement of operations in the second quarter of 2007. Such costs consist primarily of legal fees. Legal costs in connection with a senior debt financing related to the Yuma project, which amount to approximately $0.4 million, have been deferred pending completion of the financing transaction. Such costs are included on the accompanying balance sheet under debt issuance costs. Additionally, in June 2007, the Company terminated a previously disclosed ancillary construction-related contract for the Yuma facility. The accompanying financial statements include an expense of $0.8 million related to the cancellation of this contract. See Note 7.
     The Company has received an air permit and a waste water discharge permit for the Haskell facility. The Company has filed applications for air permits for all of its other announced projects.
4.	RELATED PARTY TRANSACTIONS
     Until October 1, 2006, the Company had no employees or offices. Prior to that date, its activities were conducted by PEII employees in the offices of PEII. Effective October 1, 2006, all of the PEII employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Accordingly, development and administrative expenses allocated from the former parent decreased substantially in the 2007 periods in comparison to the 2006 periods. Costs allocated from the former parent include net charges of $63,000 and $89,000 for services provided under the Transition Services Agreement, and $110,000 and $218,000 for office rent, for the three months and six months, respectively, ended June 30, 2007. As of June 30, 2007, the Company owed approximately $90,000 to PEII, which is included in accounts payable to former parent in the Company’s consolidated balance sheet. In the first quarter of 2007, PEII made a capital contribution of $268,000 to the Company.
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
     At December 31, 2006 and June 30, 2007, the Company had $63.1 million outstanding under the Senior Debt, which bore interest at a rate of 9.1% per annum before impact of the interest rate swap agreement. The Company’s interest rate on the Senior Debt is effectively fixed at approximately 9.0% during construction via the interest rate swap agreement. At December 31, 2006 and June 30, 2007, the notional amount of the swap agreement was $63.1 million. The fair value of the swap agreement at December 31, 2006 and June 30, 2007 was a liability of approximately $513,000 and an asset of approximately $246,000, respectively, which is included in financial derivatives on the balance sheet with a corresponding charge or credit to accumulated other comprehensive income (loss).
     At December 31, 2006 and June 30, 2007, the Company had $30.0 million original principal amount outstanding under the Subordinated Debt, plus approximately $1,580,000 and $3,514,000, respectively, in accrued pay-in-kind interest which was added to the principal balance, which bore interest at a rate of 12% per annum. The unamortized discount related to the royalty interest discussed below amounted to approximately $8,310,000 and $7,784,000, resulting in a net carrying value of approximately $23,270,000 and $25,730,000 for the Subordinated Debt at December 31, 2006 and June 30, 2007, respectively.
     The Subordinated Debt lender is entitled to a royalty of 8.5% of distributable cash flows, as defined. The royalty interest is considered to be an embedded derivative financial instrument. The fair value of the royalty interest at December 31, 2006 and June 30, 2007 was estimated to be a liability of approximately $7,146,000 and $10,549,000, respectively, which is included in financial derivatives on the balance sheet. The decrease in fair value of $973,000 and the increase in fair value of $3,403,000 for the three months and six months, respectively, ended June 30, 2007 and $1,881,000 for the period from inception through June 30, 2007 have been recognized in the statement of operations. Approximately $2 million of the $3.4 million increase in the fair value of the financial derivative for the six months ended June 30, 2007 was attributable to differences in commodity price curve data from the Company’s previous market consultants to data provided by another consulting firm. This change, which occurred in the first quarter of 2007, has been accounted for as a change in accounting estimate. The change in accounting estimate increased the net loss by $2 million and the net loss per share by $.06.
     At December 31, 2006 and June 30, 2007, the Company had $50.0 million outstanding under the Tax-Exempt Bonds, which bore interest at a rate of 4.0% and 3.82% per annum, respectively.
     The net amount of capitalized interest (including amortization of debt issuance costs) was approximately $2.8 million and $4.9 million for the three months and six months, respectively, ended June 30, 2007. The Company paid interest of $4.9 million in the six months ended June 30, 2007. No interest was paid in the six months ended June 30, 2006.
6.	COMMODITY PURCHASE COMMITMENTS
     During the six months ended June 30, 2007, the Company entered into purchase contracts to acquire certain quantities of corn in the future. As of June 30, 2007, the Company had purchase contracts for 7,740,000 bushels of corn in which the purchase price will be determined by the market price at the transaction date. The Company has not entered into any hedging transactions with respect to these purchase commitments. These contracts are considered to be derivative instruments, and a portion of them would not qualify for the normal purchases exception under Statement of Financial Accounting Standards No. 133. However, the impact of these contracts is not material to the financial statements.
7.	SUBSEQUENT EVENTS
     On July 10, 2007, the Company announced that it had withdrawn its private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes which was previously announced on June 5, 2007 (see Note 3). The funds from the proposed offering had been slated for construction of the Company’s ethanol facility in Yuma, Colorado and for general corporate purposes. The Company continues to seek financing for its Yuma project.
     On August 9, 2007, in response to tightening equity and credit markets, the Company’s Board of Directors approved a new organizational plan designed to streamline costs and enable the Company to focus on the construction and subsequent operation of the Hereford Facility. As a part of the new organizational plan and after a transition period not to exceed two months, five executive officers and a number of additional development and administrative employees are expected to leave the Company and join PEII. It is anticipated that these departing officers and employees would be available to provide services to the Company under the terms of a confidentiality and services arrangement to be entered into by the Company and PEII, or their subsidiaries. It is expected that PEII would be compensated for these services through deferred arrangements, which could include common stock. Other than administrative costs associated with the new organizational plan, there are no costs (including no severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general.

     Although the Company’s operating expenses will be significantly reduced under the new organizational plan, management anticipates that the Company will need to secure additional financing in the range of $1 million to $5 million to finance working capital requirements until the Company begins to receive cash distributions from the Hereford Facility. The Company is currently seeking such additional financing. Management believes, but can offer no assurance, that such financing can be obtained. The financial statements do not include any adjustments that might be necessary in the event that the Company is not able to obtain such additional financing.

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
          We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed in “Part II—Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and the following:
•	the effectiveness of the reorganization;

•	the availability of and necessity for continued access to former management;

•	our ability to obtain additional capital to finance our initiatives;

•	the time, cost and ability to construct or complete construction of our Hereford and other ethanol plants;

•	issues arising in connection with the development and construction of our projects, including those relating to permits, easements, site conditions, workmanship, process engineering, and conflicts of interest;

•	the projected growth or contraction of the ethanol market in which we will operate;

•	fluctuations in the market price of ethanol;

•	our business strategy for expanding, maintaining or contracting our presence in this market and related markets;

•	the sale of interests in, or entry into, partnerships or joint ventures with respect to specific projects;

•	anticipated trends in our financial condition and results of operations;

•	our ability to distinguish ourselves from our current and future competitors;

•	changes in or elimination of laws, tariffs, subsidies, trade or other controls or enforcement practices such as:
º	national, state or local energy policy;

º	federal ethanol tax incentives;

º	regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, or Energy Policy Act, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives;

º	state and federal regulation restricting or banning the use of methyl tertiary butyl ether, or MTBE;

º	environmental laws and regulations applicable to our operations and the enforcement thereof; and

º	regulations related to homeland security;
•	changes in weather and general economic conditions;

•	overcapacity within the ethanol and petroleum production and refining industries;

•	total United States consumption of gasoline;

•	availability and costs of products and raw materials, particularly corn, natural gas, stainless steel and carbon steel;

•	labor costs;

•	labor relations;

•	fluctuations in petroleum prices;

•	our or our employees’ failure to comply with applicable laws and regulations;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations and restrictions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness;

•	changes in interest rates;

•	our ability to retain key employees;

•	liability resulting from actual or potential future litigation;

•	competition with respect to any of our products;

•	consolidation in the industry;

•	plant shutdowns or disruptions at our planned plant;

•	availability of shuttle trains, rail cars, trucks and barges;

•	risks regarding a loss of or substantial decrease in purchases by our major ethanol customers or any customer of our by-products;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and

•	risks related to diverting management’s attention from ongoing business operations.
Overview
          The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2006 and 2007, and for the period from inception (November 1, 2004) through June 30, 2007, and the related notes included in this quarterly report on Form 10-Q. Such unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2006.
          We are in the development stage and were formed to develop ethanol production plants and other related assets. We do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. Until June 7, 2006, Panda Ethanol—Delaware was a wholly-owned subsidiary of Panda Energy International, Inc. (“Panda Energy”), a privately-held company. On June 7, 2006, Panda Ethanol—Delaware closed a private placement of approximately 14.9 million shares of its common stock for total gross proceeds of approximately $90 million. On July 28, 2006, a wholly-owned subsidiary of Panda Ethanol—Delaware, Panda Hereford Ethanol, L.P., entered into project level debt facilities aggregating approximately $188.1 million. On December 1, 2006, we closed a private placement of 1,066,667 shares of our common stock for gross proceeds of $8 million.
          On November 6, 2006, Panda Ethanol—Delaware merged with and into Cirracor pursuant to a merger agreement dated May 18, 2006. The surviving company of the merger changed its name to “Panda Ethanol, Inc.” Pursuant to the merger, each outstanding share of common stock of Panda Ethanol—

Delaware was converted into the right to receive one share of Cirracor common stock with a total of 28,800,000 shares of Cirracor common stock issued for 28,800,000 shares of Panda Ethanol—Delaware common stock. The merger was accounted for as a reverse acquisition whereby Panda Ethanol was deemed to be the acquirer for accounting purposes.
          In August 2006, we began construction of our design capacity 115 million gallon-per-year manure-fueled denatured ethanol production facility in Hereford, Texas. While we currently do not produce ethanol, we currently estimate that the Hereford facility will begin producing ethanol early in the first quarter of 2008 and will be fully operational by the end of the first quarter of 2008.
          On August 9, 2007, in response to tightening equity and credit markets and upon the advice of management, our Board of Directors approved a new organizational plan that is designed to streamline costs and enable us to focus on the construction and subsequent operation of the Hereford facility. As a part of the new organizational plan and after a transition period not to exceed two months, five executive officers and a number of additional development and administrative employees are expected to leave the Company and join Panda Energy, our founder and a significant stockholder. It is anticipated that these departing officers and employees would be available to provide services to us under the terms of a confidentiality and services arrangement to be entered into by us and Panda Energy, or their subsidiaries. It is expected that Panda Energy would be compensated for these services through deferred arrangements, which could include common stock. Other than administrative costs associated with the new organizational plan, there are no costs (including no severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general.
     Although the Company’s operating expenses will be significantly reduced under the new organizational plan, management anticipates that the Company will need to secure additional financing in the range of $1 million to $5 million to finance working capital requirements until the Company begins to receive cash distributions from the Hereford Facility. The Company is currently seeking such additional financing. Management believes, but can offer no assurance, that such financing can be obtained.
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
          From the date of our inception (November 1, 2004) through June 30, 2007, we incurred an accumulated net loss of $31.0 million. Even with the implementation of the new organizational plan, we believe we will incur significant losses primarily related to development and administrative expenses and interest expense on debt until we are able to successfully complete construction and commence operations of our initial ethanol production facility. There is no assurance that existing financing will be adequate for completion of the Hereford facility, that we will be able to secure additional financing for other projects, or that we will be successful in our efforts to develop, construct and operate one or more ethanol plants. Even if we successfully meet all of these objectives and begin operations, there is no assurance that we will be able to operate profitably.

Summary of Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006, and Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources. Additional discussion of estimates affecting the valuation of financial derivatives is contained in Note 5 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.
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

Results of Operations
For the three months ended June 30, 2006 as compared to the three months ended June 30, 2007
     We are in the development stage and had no operating revenues for the three months ended June 30, 2006 and 2007. Our activities consist primarily of developing and constructing ethanol manufacturing facilities.
     Development and administrative expenses allocated from the former parent decreased from $2,085,243 for the three months ended June 30, 2006 to $172,678 for the three months ended June 30, 2007. The decrease was caused by the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent.” In the 2006 period, expenses allocated from the former parent included allocated salary costs of $1.3 million and allocated non-salary costs of $0.7 million. In the 2007 period, expenses allocated from the former parent included net charges of $63,000 for services provided under the transition services agreement and $110,000 for office rent.
     Other development and administrative expenses increased from $855,402 for the three months ended June 30, 2006 to $5,946,545 for the three months ended June 30, 2007. The increase was primarily attributable to the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent,” in addition to a higher level of development and administrative activity in the 2007 period and costs related to a withdrawn financing transaction. As a result of the change in administrative structure, salary costs of $1.7 million and non-salary overhead costs of $0.8 million incurred in the 2007 period, which would previously have been reflected in expenses allocated from the former parent, were instead reflected in other development and administrative expenses. In connection with the withdrawal of a private offering of convertible notes related to the Yuma project, the Company incurred $1.3 million of offering-related expenses, which consisted primarily of legal fees. Additionally, the Company incurred expenses of $0.8 million for cancellation of a Yuma construction-related contract. In addition to the above, this expense category included legal and accounting fees of $0.4 million, pre-operating expenses for the Hereford project of $0.2 million, insurance expense of $0.3 million and other expenses of $0.4 million.
     Other income and expenses for the three months ended June 30, 2007 included interest income of $1.4 million, interest expense of $0.9 million, depreciation and amortization of debt issuance costs of $0.1 million, and income from the decrease in fair value of financial derivative of $1.0 million. The other income and expense items in the 2007 period resulted from our equity and debt financing transactions and investment of the related cash balances. The only other income or expense item for the three months ended June 30, 2006 was interest income of $0.2 million.
For the six months ended June 30, 2006 as compared to the six months ended June 30, 2007
     We are in the development stage and had no operating revenues for the six months ended June 30, 2006 and 2007. Our activities consist primarily of developing and constructing ethanol manufacturing facilities.
     Development and administrative expenses allocated from the former parent decreased from $3,932,795 for the six months ended June 30, 2006 to $306,697 for the six months ended June 30, 2007. The decrease was caused by the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent.” In the 2006 period, expenses allocated from the former parent included allocated salary costs of $2.6 million and allocated non-salary costs of $1.3 million. In the 2007 period, expenses allocated from the former parent included net charges of $89,000 for services provided under the transition services agreement and $218,000 for office rent.
     Other development and administrative expenses increased from $1,453,337 for the six months ended June 30, 2006 to $9,481,533 for the six months ended June 30, 2007. The increase was primarily attributable to the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent,” in addition to a higher level of development and administrative activity in the 2007 period and costs related to a withdrawn financing transaction. As a result of the change in administrative structure, salary costs of $3.4 million and non-salary overhead costs of $1.7 million incurred in the 2007 period, which would previously have been reflected in expenses allocated from the former parent, were instead reflected in other development and administrative expenses. In connection with the withdrawal of a private offering of convertible notes related to the Yuma project, the Company incurred $1.3 million of offering-related expenses, which consisted primarily of legal fees. Additionally, the Company incurred expenses of $0.8 million for cancellation of a Yuma construction-related contract. In addition to the above, this expense category included legal and accounting fees of $0.8 million, pre-operating expenses for the Hereford project of $0.6 million, insurance expense of $0.5 million and other expenses of $0.4 million.
     Other income and expenses for the six months ended June 30, 2007 included interest income of $3.2 million, interest expense of $2.3 million, depreciation and amortization of debt issuance costs of $0.2 million, and expense from the increase in fair value of financial derivative of $3.4 million. Approximately $2 million of the $3.4 million increase in the fair value of financial derivative was attributable to differences in commodity price curve data from the Company’s previous market consultants to data provided by another consulting firm. This change, which occurred in the first quarter of 2007, has been accounted for as a change in accounting estimate. The other income and expense items in the 2007 period resulted from our equity and debt financing transactions and investment of the related cash balances. The only other income or expense item for the six months ended June 30, 2006 was interest income of $0.2 million.
Liquidity and Capital Resources
     We are in the development stage and do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. We currently estimate that our first ethanol plant, the Hereford facility, will begin producing ethanol early in the first quarter of 2008 and that it will be fully operational by the end of the first quarter of 2008.
     We had cash of $15.4 million, restricted cash of $135.6 million and restricted short-term investments of $12.5 million at December 31, 2006, and cash of $10.3 million and restricted cash of $92.0 million at June 30, 2007. The restricted cash and short-term investments were restricted for use in connection with the construction of the Hereford facility.
     From the date of our inception (November 1, 2004) through June 30, 2007, we incurred an accumulated net loss of $31.0 million. We believe we will incur significant losses primarily related to development and administrative expenses, and interest expense on debt, until we successfully complete construction and commence operations of our initial ethanol production facility.
     Our Hereford facility commenced site preparation in February 2006 and construction in August 2006. Lurgi, Inc. (“Lurgi”) designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is approximately $161.4 million. Energy Products of Idaho, Inc. (“EPI”) has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $25.6 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $271 million. We believe the existing financing for the Hereford facility is adequate for the completion of the construction of the facility; however, there can be no assurance that such financing will in fact be adequate.
     On August 9, 2007, in response to tightening equity and credit markets and upon the advice of management, our Board of Directors approved a new organizational plan designed to streamline costs and enable us to focus on the construction and subsequent operation of the Hereford facility.
     In connection with the new organizational plan, we will continue to manage our other ethanol projects, but will limit our development activities and costs on such other ethanol projects at least until the ethanol markets improve and/or the Hereford project entities begin to make cash distributions to us. Accordingly the timing, costs and ultimate completion of the Yuma, Colorado, Haskell, Kansas and other projects are not known at this time. We continue to seek financing for the Yuma project.
     To finance our ongoing working capital needs through the date the Hereford project entities begin to make cash distributions to Panda Ethanol, we anticipate that we will need to secure additional financing in the range of $1 to $5 million. While we expect to be able to secure such financing and are currently seeking such additional financing, there can be no assurance that we will be able to obtain such financing on terms acceptable to us.
     Additionally, to finance our development activities, we will need to incur additional indebtedness, issue additional securities and/or sell interests in or form partnerships or joint ventures to develop our specific projects. Any such transactions may be consummated by Panda Ethanol or by the particular subsidiaries of Panda Ethanol that own and are developing the specific ethanol projects. Any such dispositions of interests in the specific projects may result in a deconsolidation of these project subsidiaries from our consolidated financial results and may result in a material decrease in our interest in, and control over, such projects.
     In addition to funds raised through the issuance of additional securities of Panda Ethanol, amounts necessary to finance other projects may be obtained through other transactions such as the sale of interests in the particular projects or the formation of partnerships or joint ventures to finance any remaining development costs for these projects. It is currently contemplated that these co-investors, partners or venture partners would generally be industry participants that have an interest in developing ethanol or have had prior involvement in the production and development of ethanol-related projects. Any sale of ownership interests in a project could have an adverse effect on our consolidated financial results and on our ability to control the operations relating to these projects.
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
Hereford Facility Project Financing
     On July 28, 2006, Panda Hereford Ethanol, L.P. closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2006. Additional information as of June 30, 2007 is provided in Note 5 to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.
Contractual Commitments
     There have been no material changes as of June 30, 2007 to our contractual commitments as disclosed in our annual report on Form 10-K for the year ended December 31, 2006, other than in the normal course of business.
Off-balance Sheet Arrangements
     As discussed in Note 3 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q, the Company has entered into certain equipment lease transactions. The total payments over the terms of these leases will be approximately $2.8 million. There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
     Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Accounting Officer, together with our disclosure committee, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.
     Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2007 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to our Company as a Development-Stage Company
Certain of our managers, officers and employees may have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to our Company.
     Our managers and officers may have other management responsibilities and business interests apart from our ethanol projects for an interim or extended period of time. Until approximately October 1, 2006, most of our managers, officers and individuals who perform services related to our operations, management, marketing, project management, logistics and administration were employed by Panda Energy and its affiliates and were subject to a transition services agreement between Panda Ethanol and Panda Energy. After October 1, 2006, all of these managers, officers and individuals became employees of Panda Ethanol but some personnel continued to provide services under the same transition services agreement, which expired on June 30, 2007. An immaterial amount of services continued to be provided after the expiration of the transition services agreement. In connection with the new organizational plan announced on August 15, 2007, and after a transition period not to exceed two months, five executive officers and a number of additional development and administrative employees are expected to leave the Company and join Panda Energy. It is anticipated that these departing officers and employees would be available to provide services to the Company under the terms of a confidentiality and services arrangement to be entered into by the Company and Panda Energy, or their subsidiaries. Accordingly, certain of our managers, officers and employees may experience conflicts of interest in allocating their time and services between us, Panda Energy and its affiliates. Many members of our management and individuals at Panda Energy who may be providing management and other services to us own stock or options in Panda Energy and certain members of management and individuals at Panda Energy who may be providing management and other services to us have outstanding loans to Panda Energy. Such conflicts may compromise such managers’, officers’ and individuals’ performance and efficacy in performing the necessary tasks and functions to our start-up business and ultimately have a material adverse effect on our business.
Item 6. Exhibits.
(a)	Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

Exhibit
Number	Description
4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

10.1	Letter Agreement, dated as of May 29, 2007, by and between Panda Hereford Ethanol, L.P. and Société Générale, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 4, 2007 and incorporated by reference herein.

10.2	First Change Order to Turnkey Engineering, Procurement and Construction Agreement for Ethanol Production Facility, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 6, 2007 and incorporated by reference herein.

10.3	First Amendment to Financing Agreement and Depositary and Disbursement Agreement, dated as of June 15, 2007, by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 18, 2007 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANDA ETHANOL, INC.

Date: August 20, 2007	/s/ Michael Trentel Michael Trentel, Chief Financial Officer
(Principal financial officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

10.1	Letter Agreement, dated as of May 29, 2007, by and between Panda Hereford Ethanol, L.P. and Société Générale, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 4, 2007 and incorporated by reference herein.

10.2	First Change Order to Turnkey Engineering, Procurement and Construction Agreement for Ethanol Production Facility, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 6, 2007 and incorporated by reference herein.

10.3	First Amendment to Financing Agreement and Depositary and Disbursement Agreement, dated as of June 15, 2007, by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 18, 2007 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.