Form 10-K/A
period 2006-12-31
PANDA ETHANOL, INC.
filed 2007-10-10
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
     As of October 9, 2007, 31,066,659 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

PANDA ETHANOL, INC.
FORM 10-K/A
AMENDMENT NO. 2
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
INDEX

		Page
PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 8.	Financial Statements and Supplementary Data	5
Item 9A.	Controls and Procedures	5

PART IV

Item 15.	Exhibits and Financial Statement Schedules	6
Consent of Deloitte & Touche LLP
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906
EXPLANATORY NOTE
     Panda Ethanol, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as previously amended (the “Form 10-K”) to reflect the restatement of the Company’s consolidated balance sheet as of December 31, 2006, and the consolidated statements of cash flows for the year ended December 31, 2006 and for the period from inception through December 31, 2006 as discussed in Note 8 “Restatement of Previously Issued Financial Statements” of the Notes to Consolidated Financial Statements included in Item 8 of this Amendment No. 2. The restatement did not impact the Company’s total assets, shareholders’ equity, net loss, net loss per share, cash used in operating activities or cash provided by financing activities.
     On October 9, 2007, management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company concluded that the correction of errors related to the classification of certain assets on the Company’s consolidated balance sheet and the related presentation in the consolidated statements of cash flows was appropriate. Specifically, it was determined that investments in auction rate securities (“ARS”) should have been classified as investments available for sale, rather than as cash equivalents as previously reported. ARS are investments with interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the ARS held by the Company. At each auction date, the Company may elect to reset the interest rate on these securities at the rate determined by a market auction or to sell the securities. At the balance sheet date, there is the potential for a failed auction at the next reset date, in which case the Company would be unable to immediately liquidate its position in these securities. Additionally, the amounts of restricted cash and cash equivalents and restricted short-term investments at December 31, 2006 were reclassified as noncurrent assets, rather than current assets as originally reported, because their use is restricted to construction of the Hereford facility, which is a noncurrent asset.
     Except as set forth herein, no changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended. This Amendment No. 2 contains only the amended items. Items 7 and 8 include an updated discussion of the Company’s liquidity, the current status of the Hereford facility and the new organizational plan for the Company. Item 9A includes a discussion of the material weakness related to the classification errors. This Amendment No. 2 does not purport to fully reflect or describe other events occurring after the date of the Form 10-K or modify or update those disclosures affected by subsequent events.
     In addition, we are also including as exhibits to this Amendment No. 2 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and are also furnishing, but not filing, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     In this Amendment No. 2, the words “Panda Ethanol” refer to Panda Ethanol, Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. Panda Ethanol is a Nevada corporation. On November 6, 2006, Panda Ethanol, Inc. (a Delaware corporation), which is referred to in this annual report as Panda Ethanol-Delaware, merged with and into Cirracor, Inc., which we refer to as Cirracor, a Nevada corporation. The surviving Nevada corporation after the merger changed its name to “Panda Ethanol, Inc.” In Amendment No. 2, the words “company,” “we,” “our,” “ours” and “us” refer to the surviving company after the merger and its subsidiaries, unless otherwise stated or the context otherwise requires.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Amendment No. 2. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A—Risk Factors” on page 16 and the factors listed under “Item 1—Business—Forward-Looking Statements” on page 14 of our annual report on Form 10-K filed on April 2, 2007.
     Restatement — As discussed in the Explanatory Note, the Company has restated certain previously reported financial statements to reflect the correction of errors regarding the balance sheet classification of certain assets and the related presentation in the consolidated statements of cash flows. The amounts under “Liquidity and Capital Resources” below reflect such restatement.
Overview
     The following discussion should be read in conjunction with our audited consolidated financial statements for the period from inception (November 1, 2004) through December 31, 2004 and for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006 and the related notes included in this Amendment No. 2.
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
     We began construction of our 115 million gallon, manure-fueled ethanol production facility in Hereford, Texas in August 2006. While we currently do not produce ethanol, we currently estimate that the Hereford facility will begin producing ethanol in the first quarter of 2008 and will be fully operational by the end of the first quarter of 2008.
     Through our wholly-owned subsidiaries, Panda Yuma Ethanol, L.P. and Panda Haskell Ethanol, L.P., we are also currently developing additional ethanol production facilities in Yuma, Colorado and Haskell, Kansas. We have received an air permit and entered into an EPC contract for the Yuma project, which would become fully effective upon issuance of a notice to proceed following the completion of the debt and equity financing required to commence construction of the Yuma facility. We have received both an air permit and waste water discharge permit for the Haskell facility.
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

Summary of Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in this Amendment No. 2 contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources.
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
Liquidity and Capital Resources
     We are in the development stage and do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. While we currently do not produce ethanol, we currently estimate that the Hereford facility will begin producing ethanol in the first quarter of 2008 and will be fully operational by the end of the first quarter of 2008.
     We had cash of $25,043 and restricted cash of $247,000 at December 31, 2005, and cash of $0.7 million, restricted cash of $135.6 million, investments available for sale of $14.7 million, and restricted short-term investments of $12.5 million at December 31, 2006. The restricted cash and restricted short-term investments at December 31, 2006 are restricted for use in connection with the construction of the Hereford facility. In connection with the financing of the Hereford facility, we paid $5.5 million to Panda Energy in the third quarter of 2006, including $2.0 million of reimbursement for costs incurred on the Hereford facility in excess of a $13.0 million capital commitment that we were not required to repay, and a $3.5 million development fee.
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
     Our Hereford facility commenced site preparation in February 2006 and construction in August 2006. Lurgi PSI, Inc. (“Lurgi”), the construction contractor, designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is currently approximately $162 million. Energy Products of Idaho (“EPI”) has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $25 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $271 million.
     On July 10, 2007, the Company announced that it had withdrawn its private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes which was previously announced on June 5, 2007. The offering was withdrawn because management believed that current market conditions were not conducive to achieving a per-share valuation which reflected the long-term value of the Company’s common stock. The funds from the proposed offering had been slated for construction of our ethanol facility in Yuma, Colorado and for general corporate purposes, including working capital. Due to the withdrawal of the private offering, management determined that the Company would not have sufficient working capital to continue its development activities to the extent originally planned. On August 9, 2007, in response to the withdrawal of the private offering, expenditures in connection with the private offering effort and with the cancellation of a construction-related contract for the Yuma facility, and the impact of tightening credit markets, our Board of Directors approved a new organizational plan designed to reduce costs and enable the Company to focus on the construction and subsequent operation of the Hereford facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left the Company and joined Panda Energy effective September 1, 2007. It is anticipated that these departing officers and employees will be available to provide services to us on an as-needed basis under the terms of a confidentiality and services arrangement to be entered into by us and Panda Energy, or their subsidiaries. It is expected that Panda Energy will be compensated for these services through deferred arrangements, which could include common stock. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general. Altogether, the repositioning is projected to reduce our cash outlay for operating expenses by approximately $4.8 million between September 1, 2007 and the time the facility achieves substantial completion.
     Although the Company’s operating expenses will be significantly reduced under the new organizational plan, management anticipates that the Company will need to secure additional financing in the range of $1 million to $5 million to finance working capital requirements until the Company begins to receive cash distributions from the Hereford facility. The Company is currently seeking such additional financing. Management believes, but can offer no assurance, that such financing can be obtained. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is not able to obtain such additional financing.
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
Hereford Facility Project Financing
     On July 28, 2006, Panda Hereford Ethanol, L.P. closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in this Amendment No. 2.
Contractual Obligations
     The table below presents our contractual obligations as of December 31, 2006, in millions of dollars. We had no capital lease obligations or operating lease obligations as of December 31, 2006.

	Payments due by period
		Less			More
		than	1-3	3-5	than
Contractual obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations (1)	$217.3	$7.4	$49.0	$51.1	$109.8
Construction-Related Obligations (2)	135.1	135.1	—	—	—

Total (3)	$352.4	$142.5	$49.0	$51.1	$109.8

(1)	The table includes scheduled interest, principal and fee payments related to the our long-term debt outstanding as of December 31, 2006. Our long-term debt obligations are all related to the construction financing for the Hereford facility. As more fully discussed in Note 5 to our audited financial statements included in this Amendment No. 2, the amount and timing of payments may be affected by cash sweep provisions in the debt agreements which are based on the future operating cash flow of the Hereford facility. These cash sweep provisions, if applicable, would generally have the effect of accelerating principal payments on the debt as operating cash flow increases. Acceleration of principal payments under these provisions would generally reduce future interest cost since the amount of principal outstanding in future periods would be reduced. Also, we anticipate additional future borrowings under our debt facilities beyond those outstanding at December 31, 2006, which will increase the future payment obligations accordingly.

(2)	We are obligated under construction-related contracts as more fully discussed in Note 3 to our audited financial statements included in this Amendment No. 2. The total obligations at inception of these contracts was $188.6 million. Payments on these contracts through December 31, 2006 totaled $53.5 million, resulting in future obligations totaling $135.1 million. Payments generally become due under the contracts based on achievement of specified construction milestones. At December 31, 2006, $5.9 million of the future obligations were included on the balance sheet in “accounts payable and accrued liabilities—property, plant and equipment.”

(3)	The Company has financial derivative obligations consisting of a royalty interest embedded in the subordinated debt obligation which is valued at $7.1 million, and an interest rate swap agreement which is valued at $0.5 million. These obligations are more fully discussed in Notes 2 and 5 to our audited financial statements included in this Amendment No. 2. The value of the royalty interest is based on expected future operating cash flow of the Hereford facility. If the Hereford facility’s expected future operating cash flow increases, the value of the royalty interest liability would also increase. The value of the interest rate swap is based on expectations of future interest rates. If expectations of future interest rates increase, the value of the interest rate swap liability would decrease. We cannot reliably predict the timing of the derivative payments on a year-by-year basis and, accordingly, the derivative obligations are not included in the table above.
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
     Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO, CFO and Chief Accounting Officer (CAO), together with our disclosure committee, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 in connection with the filing of our original Form 10-K in April 2007. In connection with this Amendment No. 2, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. Based on this re-evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006, due to the following material weakness:
     Management has determined that a material weakness in internal control over financial reporting existed as of December 31, 2006, which resulted in errors and the subsequent restatement of the 2006 financial statements and financial statement schedule included in this Amendment No. 2. Specifically, management determined that the Company’s controls over the accounting for cash and cash equivalents and investments available for sale were not designed and did not operate effectively to appropriately identify certain auction-rate securities and determine that such auction-rate securities were presented in accordance with generally accepted accounting principles in the Company’s consolidated financial statements and financial statement schedule.
Changes in Internal Control over Financial Reporting
     There were no changes to our internal control over financial reporting during our last fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     At the end of the 2007 fiscal year, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Report.
1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2006 (Restated)

Consolidated Statements of Operations for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

Consolidated Statements of Shareholders’ Equity for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006

Consolidated Statements of Cash Flows for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 (Restated) and for the period from inception through December 31, 2006 (Restated)

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule I, Condensed Financial Information of Registrant (Restated)

3.	Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit
Number	Description
23.1(1)	Consent of Deloitte & Touche LLP.

31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 9, 2007.

PANDA ETHANOL, INC.
/s/ Darol Lindloff
Darol Lindloff,
Chief Executive Officer and President

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2006 (Restated)	F-3
Consolidated Statements of Operations for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006
F-4
Consolidated Statements of Shareholders’ Equity for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 and for the period from inception through December 31, 2006
F-5
Consolidated Statements of Cash Flows for the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006 (Restated) and for the period from inception through December 31, 2006 (Restated)
F-6
Notes to Consolidated Financial Statements	F-7

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

As discussed in Note 8 to the financial statements, Panda Ethanol, Inc. has restated its previously issued financial statements and financial statement schedule as of and for the year ended December 31, 2006 to properly account for its auction rate securities as investments available for sale and to reclassify restricted cash and restricted short-term investments to noncurrent assets.

We have not audited any financial statements of the Company for any period subsequent to December 31, 2006. However, as discussed in Note 1 to the financial statements, the Company will need to secure additional financing to meet its working capital requirements. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas
March 30, 2007
(October 9, 2007 as to Notes 1, 2, 3, and 8)

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2006

	2005	2006
		As Restated —
		See Note 8

ASSETS
Current assets:
Cash and cash equivalents	$25,043	$713,529
Restricted cash	247,000	—
Accounts receivable from former parent	—	32,265
Investments available for sale	—	14,700,000
Prepaid expenses and other assets	—	932,214

Total current assets	272,043	16,378,008
Restricted cash and cash equivalents	—	135,607,427
Restricted short-term investments	—	12,495,335
Property, plant and equipment:
Construction in progress	—	66,087,367
Development costs	4,587,921	2,084,463
Furniture and fixtures	—	76,693
Accumulated depreciation	—	(3,079)

Total property, plant and equipment, net	4,587,921	68,245,444
Debt issuance costs, net of accumulated amortization of $520,393 at December 31, 2006	—	8,902,699

Total assets	$4,859,964	$241,628,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$1,986,508	$6,309,361
Accounts payable and accrued liabilities — operating expenses	56,465	1,051,919
Accrued interest	—	491,497

Total current liabilities	2,042,973	7,852,777
Financial derivatives	—	7,659,400
Long-term debt, net	—	136,369,890
Commitments and contingencies (Notes 3 and 5)
Temporary equity — payable to former parent	—	4,301,558
Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 13,817,341 and 31,066,667 shares issued and outstanding at December 31, 2005 and 2006, respectively	13,817	31,067
Additional contributed capital	9,694,675	104,405,191
Accumulated other comprehensive losses	—	(513,400)
Deficit accumulated during the development stage	(6,891,501)	(18,477,570)

Total shareholders’ equity	2,816,991	85,445,288

Total liabilities and shareholders’ equity	$4,859,964	$241,628,913

See notes to consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006, and for the period from inception through December 31, 2006

	Inception			Inception
	through	Year Ended December 31,		through
	December 31, 2004	2005	2006	December 31, 2006

Development and administrative expenses:
Development and administrative expenses allocated from former parent	$269,775	$5,488,683	$6,411,285	$12,169,743
Other development and administrative expenses	22,635	1,110,408	7,014,657	8,147,700

Total development and administrative expenses	292,410	6,599,091	13,425,942	20,317,443
Other expense (income):
Interest income	—	—	(3,730,833)	(3,730,833)
Interest expense and letter of credit fees	—	—	3,137,889	3,137,889
Amortization of debt issuance costs	—	—	271,992	271,992
Depreciation	—	—	3,079	3,079
Decrease in fair value of financial derivative	—	—	(1,522,000)	(1,522,000)

Total other expense (income)	—	—	(1,839,873)	(1,839,873)

Net loss	$292,410	$6,599,091	$11,586,069	$18,477,570

Net loss per common share — basic and dilutive:
Net loss per common share	$0.02	$0.48	$0.51

Weighted average common shares outstanding — basic and dilutive	13,817,341	13,817,341	22,630,107

See notes to consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006, and for the period from inception through December 31, 2006

							Deficit
						Accumulated	Accumulated
			Common Stock		Additional	Other	During the	Total
		Amount		Total Par	Contributed	Comprehensive	Development	Shareholders’
	Date	per Share	Shares	Value	Capital	Losses	Stage	Equity

Balance at inception	11/1/2004	$—	13,817,341	$13,817	$(13,817)	$—	$—	$—
Capital contributions from former parent			—	—	292,410	—	—	292,410
Net loss			—	—	—	—	(292,410)	(292,410)

Balance, December 31, 2004			13,817,341	13,817	278,593	—	(292,410)	—
Capital contributions from former parent			—	—	9,416,082	—	—	9,416,082
Net loss			—	—	—	—	(6,599,091)	(6,599,091)

Balance, December 31, 2005			13,817,341	13,817	9,694,675	—	(6,891,501)	2,816,991
Capital contributions from former parent			—	—	6,424,972	—	—	6,424,972
Capital distributions to former parent			—	—	(5,480,712)	—	—	(5,480,712)
Issuance of common stock to non-affiliates	6/7/2006	$6.01	14,982,659	14,983	86,143,580	—	—	86,158,563
Issuance of common stock in reverse merger transaction	11/6/2006	$—	1,200,000	1,200	(1,200)	—	—	—
Issuance of common stock to former parent	12/1/2006	$7.50	400,000	400	2,858,954	—	—	2,859,354
Issuance of common stock to non-affiliates	12/1/2006	$7.50	666,667	667	4,764,922	—	—	4,765,589
Unrealized loss on interest rate swap			—	—	—	(483,128)	—	(483,128)
Reclassification adjustments for earnings realized in net loss			—	—	—	(30,272)	—	(30,272)
Net loss			—	—	—	—	(11,586,069)	(11,586,069)

Balance, December 31, 2006			31,066,667	$31,067	$104,405,191	$(513,400)	$(18,477,570)	$85,445,288

See notes to consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period from inception (November 1, 2004) through December 31, 2004, for the years ended December 31, 2005 and 2006, and for the period from inception through December 31, 2006

	Inception through	Year Ended December 31,		Inception through
	December 31, 2004	2005	2006	December 31, 2006
			As Restated —	As Restated —
			See Note 8	See Note 8

Operating activities:
Net loss	$(292,410)	$(6,599,091)	$(11,586,069)	$(18,477,570)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense added to debt principal	—	—	1,937,890	1,937,890
Amortization of debt issuance costs	—	—	271,992	271,992
Decrease in fair value of financial derivative	—	—	(1,522,000)	(1,522,000)
Increase in accounts receivable from former parent	—	—	(32,265)	(32,265)
Increase in prepaid expenses	—	—	(932,214)	(932,214)
Increase in accounts payable and accrued liabilities — operating expenses	—	56,465	995,454	1,051,919
Increase in accrued interest	—	—	491,497	491,497

Net cash used in operating activities	(292,410)	(6,542,626)	(10,375,715)	(17,210,751)

Investing activities:
Purchases of investments available for sale	—	—	(83,025,000)	(83,025,000)
Sales of investments available for sale	—	—	68,325,000	68,325,000
Increase in restricted cash and cash equivalents	—	(247,000)	(135,360,427)	(135,607,427)
Increase in restricted short-term investments	—	—	(12,495,335)	(12,495,335)
Additions to property, plant and equipment	—	(2,601,413)	(59,086,269)	(61,687,682)

Net cash used in investing activities	—	(2,848,413)	(221,642,031)	(224,490,444)

Financing activities:
Capital contributions from former parent	292,410	9,416,082	6,424,972	16,133,464
Capital distributions to former parent	—	—	(5,480,712)	(5,480,712)
Temporary equity advanced from former parent	—	—	4,301,558	4,301,558
Issuance of common stock to former parent	—	—	2,859,354	2,859,354
Issuance of common stock to non-affiliates	—	—	90,924,152	90,924,152
Issuance of long-term debt and financial derivative	—	—	143,100,000	143,100,000
Debt issuance costs	—	—	(9,423,092)	(9,423,092)

Net cash provided by financing activities	292,410	9,416,082	232,706,232	242,414,724

Increase in cash and cash equivalents	—	25,043	688,486	713,529
Cash and cash equivalents, beginning of period	—	—	25,043	—

Cash and cash equivalents, end of period	$—	$25,043	$713,529	$713,529

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$—	$1,986,508	$6,309,361	$6,309,361
Interest cost accrued to long-term debt	$—	$—	$1,937,890	$1,937,890
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$—	$—	$708,502	$708,502

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

Development Stage Enterprise — The Company is in the development stage and has no operating revenues. The Company does not currently produce ethanol, as its projects are under construction or development as discussed in Note 3. Financial support initially was provided in the form of equity contributions and temporary equity advances from PEII. Additionally, the Company completed private equity transactions in June and December 2006, and debt financing for the Hereford Facility in July 2006.

Liquidity and Going Concern Considerations — On July 10, 2007, the Company announced that it had withdrawn its private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes which was previously announced on June 5, 2007. The offering was withdrawn because management believed that current market conditions were not conducive to achieving a per-share valuation which reflects the long-term value of the Company’s common stock. The funds from the proposed offering had been slated for construction of the Company’s ethanol facility in Yuma, Colorado and for general corporate purposes, including working capital. Due to the withdrawal of the private offering, management determined that the Company would not have sufficient working capital to continue its development activities to the extent originally planned. On August 9, 2007, in response to the withdrawal of the private offering, expenditures in connection with the private offering effort and with the cancellation of a construction-related contract for the Yuma facility, and the impact of tightening credit markets, the Company’s Board of Directors approved a new organizational plan designed to reduce costs and enable the Company to focus on the construction and subsequent operation of the Hereford Facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left the Company and joined PEII effective September 1, 2007. It is anticipated that these departing officers and employees will be available to provide services to the Company on an as-needed basis under the terms of a confidentiality and services arrangement to be entered into by the Company and PEII, or their subsidiaries. It is expected that PEII will be compensated for these services through deferred arrangements, which could include common stock. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general.

Although the Company’s operating expenses will be significantly reduced under the new organizational plan, management anticipates that the Company will need to secure additional financing in the range of $1 million to $5 million to finance working capital requirements until the Company begins to receive cash distributions from the

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hereford Facility. The Company is currently seeking such additional financing. Management believes, but can offer no assurance, that such financing can be obtained. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is not able to obtain such additional financing.

The consolidated financial statements include the accounts of all subsidiaries or projects in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any differences from those estimates are recorded in the period in which they are identified.

Cash and Cash Equivalents — Included in cash and cash equivalents are highly liquid investments with original maturities of three months or less at date of purchase.

Restricted cash and cash equivalents — Restricted cash and cash equivalents at December 31, 2006 are highly liquid investments with original maturities of three months or less at date of purchase, the use of which is contractually restricted to construction of the Hereford Facility. At December 31, 2005, restricted cash was escrowed cash which collateralized a letter of credit issued by a financial institution. The letter of credit, which was issued in connection with a vendor agreement, expired in May 2006 and the restricted cash balance was released to the Company.

Investments available for sale — Investments available for sale consist of auction-rate securities (“ARS”), which are securities with variable interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the securities held by the Company. The securities are priced and traded as short-term instruments due to the interest rate reset mechanism. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, ARS are classified as “available for sale” and are stated at cost which approximates fair value. As of December 31, 2006, the Company has experienced no realized or unrealized gains or losses related to these securities, as they have been traded at par value.

Restricted short-term investments — Restricted short-term investments are highly liquid investments with original maturities of more than three months at date of purchase, the use of which is contractually restricted to construction of the Hereford Facility. The Company expects to hold such investments to maturity. The investments, which are carried at amortized cost, will mature before March 31, 2007.

Property, Plant and Equipment — Costs related to the projects under construction, including interest on funds borrowed to finance the construction of facilities, are capitalized as construction in progress. Construction in progress balances are transferred to ethanol manufacturing facilities when the assets are ready for their intended use. Such costs will be depreciated using the straight-line method over the expected useful lives of the related equipment, generally twenty-five years. Depreciation will begin when commercial operations commence.

Development Costs — The Company capitalizes the external costs of construction-related development activities. Such costs include direct incremental amounts incurred for professional services (primarily legal,

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

engineering and consulting services), permits, options and deposits on land and equipment purchase commitments, capitalized interest and other related costs. The continued capitalization is subject to on-going risks related to successful completion, including legal, political, siting, financing, construction, permitting and contract compliance. Capitalized costs are transferred to construction in progress when financing has been obtained and construction activity has commenced. In accordance with Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-up Activities,” start-up costs and organization costs are expensed as incurred.

Capitalization of interest — The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, and SFAS No. 62, Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants. These standards require that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. For assets financed with restricted tax-exempt borrowings, SFAS No. 62 requires the capitalization of all interest cost incurred on such borrowings, less any interest earned on temporary investment of the proceeds of those borrowings, from the date of borrowing until the specified qualifying assets acquired with those borrowings are ready for their intended use.

Environmental Matters — The operations of the Company are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that it is in compliance with applicable environmental regulations, risk of costs and liabilities are inherent in ethanol manufacturing operations, and there can be no assurances that significant costs and liabilities will not be incurred by the Company. Management is not aware of any contingent liabilities that currently exist with respect to environmental matters.

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

Income Taxes — Deferred tax liabilities or assets are required to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is required for deferred tax assets in certain circumstances.

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

Asset Impairment — The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. No provision for impairment has been required since the inception of the Company.

Derivative Financial Instruments and Hedging Activities — Derivative financial instruments are currently utilized by the Company to reduce its exposure to market risks from changes in interest rates. These derivative financial instruments consist of interest rate swaps. Additionally, the subordinated debt issued in connection with the Hereford Facility contains an embedded derivative financial instrument which is based upon certain future cash flows of the project (see Note 5). Periodically, the Company may enter into derivative financial instruments to hedge the price of ethanol or the cost of corn used in the production of ethanol. The Company does not currently hold or issue derivative financial instruments for speculative or trading purposes. Derivative financial instruments are recorded on the balance sheet as either an asset or a liability measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the change in fair value of the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the change in fair value of the derivative is recognized either currently in earnings or deferred in other comprehensive income depending on the type of hedge and to what extent the hedge is effective.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allocation of Administrative Costs — As discussed in Notes 1 and 4, the Company is in the development stage and was a wholly-owned subsidiary of PEII until June 7, 2006. Until October 1, 2006, the Company had no employees nor offices. Prior to that date, its activities were conducted by PEII employees in the offices of PEII. Accordingly, the Company’s financial statements include development and administrative expenses allocated from PEII, its former parent. Such allocated expenses include both salary and nonsalary costs. Allocation of salary costs from the former parent is performed on an individual employee basis and is based upon the proportionate share of each employee’s time dedicated to ethanol projects. Nonsalary costs which are not specifically identifiable to projects (such as employee benefits, office rent, information technology and other office expenses) are allocated from the former parent in proportion to allocated salary costs. Management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred for the ethanol development activities; however, such allocations may not necessarily be representative of the actual costs that would have been incurred by the Company as a stand-alone company.

Net loss per share — Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding during the periods presented; accordingly, for all periods presented, the Company’s basic and diluted net loss per share are the same.

Financial instruments — Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of the Company’s financial instruments was determined using market information and valuation methodologies. As of December 31, 2005 and 2006, the fair value of all financial instruments approximated carrying value. The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, restricted short-term investments and accounts payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of investments available for sale reasonably approximates fair value because the securities are priced and traded as short-term instruments due to the interest rate reset mechanism. The Company’s long-term debt includes borrowings under both fixed and floating interest rates. At December 31, 2006, approximately 17% of the debt accrues interest at a fixed rate, whereas the remaining 83% accrues interest at a floating rate. The fixed rate debt was issued in July 2006. Accordingly, the carrying values for both the fixed rate and floating rate debt approximate fair value.

Share-Based Payment — SFAS No. 123R, “Share-Based Payment”, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB Statement No. 123R was adopted by the Company effective January 1, 2005. Although the Company has adopted a long-term incentive plan as discussed in Note 4, no awards have been granted under the plan. Accordingly, the adoption of FASB Statement No. 123R had no impact on the Company’s results of operations or financial position.

Recent Accounting Pronouncements — In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. This combination is referred to as a hybrid financial instrument. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS 155 will have a significant impact on the Company’s financial position, cash flows or results of operations.

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

The Hereford Facility is an ethanol manufacturing facility with an expected annual capacity of 115 million gallons of denatured ethanol which is currently under construction in Hereford, Texas. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi PSI, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will use cattle manure and cotton gin waste to generate process steam used in the production of ethanol. At December 31, 2006, the total commitments under the Lurgi and EPI contracts, which

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $186 million. Total commitments under ancillary construction-related contracts are approximately $2 million. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $271 million. Construction of the Hereford Facility, which commenced in August 2006, is currently expected to be completed in the first quarter of 2008.

Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $73 million at December 31, 2006.

The Company has other ethanol manufacturing facilities under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; Muleshoe, Texas; and Lincoln County, Nebraska have been announced.

The Yuma and Haskell facilities are also designed to each produce approximately 115 million gallons of denatured ethanol per year. The Company has received an air permit for the Yuma facility and is seeking debt and equity financing required to construct that facility. On March 1, 2007, the Company entered into an EPC contract with Lurgi for construction of the Yuma facility (the “Yuma EPC Contract”). The Yuma EPC Contract would become fully effective upon issuance of a notice to proceed following completion of financing. In the first quarter of 2007, the Company also entered into an ancillary construction-related contract of approximately $9 million for the Yuma facility. This ancillary contract was later cancelled. See Note 1. The Company has received an air permit and a waste water discharge permit for the Haskell facility. The Company has filed applications for air permits for all of its other announced projects.

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

Until June 2006, PEII funded all project development and administrative activities for the Projects. In connection with the private equity transaction in June 2006 discussed below, PEII agreed to a total equity commitment of $13 million to Panda Ethanol which was reached in the first quarter of 2006. Accordingly, amounts funded by PEII in excess of the $13 million commitment which relate to specific projects are reflected on the balance sheet as temporary equity payable to former parent. The amounts payable to former parent do not bear interest and have no specific repayment terms. Panda Ethanol repaid $2.0 million to PEII in the third quarter of 2006 in connection with the Hereford Facility financing (see Note 5). The remaining amounts of temporary equity are expected to be repaid in the future, in amounts and at times not presently determinable, in connection with equity and debt financing transactions.

Through July 2006, the Company’s project development and administrative costs funded by PEII were treated as equity contributions, a portion of which are considered temporary equity as discussed above. Effective with August 2006, the Company was required to pay PEII on a monthly basis for the allocated costs under a Transition

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

From July 28, 2006 (the closing date for the debt transactions) through December 31, 2006, the net amount of capitalized interest cost was approximately $2.3 million. See Note 2 for a discussion of the Company’s accounting policy for capitalization of interest.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled principal maturities of net long-term debt for each of the five years succeeding December 31, 2006 and thereafter are as follows:

2007	$—
2008	8,414,157
2009	14,293,876
2010	15,388,876
2011	15,493,876
Thereafter	91,088,842

Subtotal	144,679,627
Less unamortized discount on subordinated debt	(8,309,737)

Total	$136,369,890

6.	INCOME TAXES

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

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	QUARTERLY INFORMATION (UNAUDITED)

Results of operations by quarter for the years ended December 31, 2005 and 2006 are summarized below and reflect all adjustments, consisting only of normal recurring adjustments, needed to present fairly the results of operations for the quarterly periods:

	2005	2006

Quarter ended March 31:
Net loss	$1,179,310	$2,445,487
Net loss per common share	$.09	$.18
Quarter ended June 30:
Net loss	$1,504,162	$2,726,963
Net loss per common share	$.10	$.15
Quarter ended September 30:
Net loss	$1,919,920	$3,164,945
Net loss per common share	$.14	$.11
Quarter ended December 31:
Net loss	$1,995,699	$3,248,674
Net loss per common share	$.15	$.11

8.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On October 9, 2007, management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company concluded that the correction of errors related to the classification of certain assets on the Company’s consolidated balance sheet and the related presentation in the consolidated statements of cash flows was appropriate. Specifically, it was determined that investments in auction rate securities (“ARS”) should have been classified as investments available for sale, rather than as cash equivalents as previously reported. ARS are investments with interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the securities held by the Company. At each auction date, the Company may elect to reset the interest rate on these securities at the rate determined by a market auction or to sell the securities. At the balance sheet date, there is the potential for a failed auction at the next reset date in which case the Company would be unable to immediately liquidate its position in these securities. Additionally, the amounts of restricted cash and cash equivalents and restricted short-term investments at December 31, 2006 were reclassified as noncurrent assets, rather than current assets as originally reported, because their use was restricted to construction of the Hereford facility, which is a noncurrent asset.

The correction of these errors does not have any impact on the Company’s reported total assets, shareholders’ equity, net loss, net loss per share, net cash used in operating activities, or net cash provided by financing activities in the periods affected.

The effect of correcting the errors on the consolidated financial statements is indicated below. The Company did not invest in ARS prior to 2006; accordingly, previously reported prior periods are not affected.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of the restatement on the consolidated balance sheet and the related financial statement schedule is as follows:

	As
	Previously
	Reported	As Restated

As of December 31, 2006:
Cash and cash equivalents	$15,413,529	$713,529
Investments available for sale	—	14,700,000
Total current assets	164,480,770	16,378,008

The impact of the restatement on the consolidated statements of cash flows is as follows:

	As Previously
	Reported	As Restated

For the year ended December 31, 2006:
Cash flows from investing activities:
Purchases of investments available for sale	$—	$(83,025,000)
Sales of investments available for sale	—	68,325,000
Net cash used in investing activities	(206,942,031)	(221,642,031)
Increase in cash and cash equivalents	15,388,486	688,486
Cash and cash equivalents, end of period	15,413,529	713,529
From inception through December 31, 2006:
Cash flows from investing activities:
Purchases of investments available for sale	$—	$(83,025,000)
Sales of investments available for sale	—	68,325,000
Net cash used in investing activities	(209,790,444)	(224,490,444)
Increase in cash and cash equivalents	15,413,529	713,529
Cash and cash equivalents, end of period	15,413,529	713,529

Schedule I — Condensed financial information of registrant.

Presented below is condensed balance sheet information of the registrant as of December 31, 2006, reflecting separately the assets that are restricted for use in connection with construction of the Hereford Facility under the project financing agreements (as discussed in Notes 3 and 5 to the consolidated financial statements) and the related liabilities, and the unrestricted assets and liabilities of the Company. The project financing agreements were executed in July 2006; accordingly, the restrictions were not applicable prior to 2006. The amounts reflect the restatement discussed in Note 8 of the consolidated financial statements.

			Consolidated
	Restricted	Unrestricted	Total
	As Restated —	As Restated —	As Restated —
	See Note 8	See Note 8	See Note 8

ASSETS
Current assets:
Cash and cash equivalents	$261,048	$452,481	$713,529
Accounts receivable from former parent	—	32,265	32,265
Investments available for sale	—	14,700,000	14,700,000
Prepaid expenses and other assets	52,140	880,074	932,214

Total current assets	313,188	16,064,820	16,378,008
Restricted cash and cash equivalents	135,607,427	—	135,607,427
Restricted short-term investments	12,495,335	—	12,495,335
Property, plant and equipment:
Construction in progress	66,087,367	—	66,087,367
Development costs	—	2,084,463	2,084,463
Furniture and fixtures	64,642	12,051	76,693
Accumulated depreciation	(2,701)	(378)	(3,079)

Total property, plant and equipment, net	66,149,308	2,096,136	68,245,444
Debt issuance costs, net of accumulated amortization of $520,393 at December 31, 2006	8,902,699	—	8,902,699

Total assets	$223,467,957	$18,160,956	$241,628,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$6,003,229	$306,132	6,309,361
Accounts payable and accrued liabilities — operating expenses	52,781	999,138	1,051,919
Accrued interest	491,497	—	491,497

Total current liabilities	6,547,507	1,305,270	7,852,777
Financial derivatives	7,659,400	—	7,659,400
Long-term debt, net	136,369,890	—	136,369,890
Commitments and contingencies (Notes 3 and 5) Temporary equity — payable to former parent	—	4,301,558	4,301,558
Shareholders’ equity	72,891,160	12,554,128	85,445,288

Total liabilities and shareholders’ equity	$223,467,957	$18,160,956	$241,628,913

Schedule I — Condensed financial information of registrant.

Presented below is condensed results of operations information of the registrant for the year ended December 31, 2006, reflecting separately the results of operations related to the Hereford facility, which are restricted under the project financing agreements (as discussed in Notes 3 and 5 to the consolidated financial statements), and the unrestricted operations of the Company. The project financing agreements were executed in July 2006; accordingly, the restrictions were not applicable prior to 2006.

	Year Ended December 31, 2006
			Consolidated
	Restricted	Unrestricted	Total

Development and administrative expenses:
Development and administrative expenses allocated from former parent	$3,388,590	$3,022,695	$6,411,285
Other development and administrative expenses	1,550,485	5,464,172	7,014,657

Total development and administrative expenses	4,939,075	8,486,867	13,425,942
Other expense (income):
Interest income	(2,943,620)	(787,213)	(3,730,833)
Interest expense and letter of credit fees	3,130,681	7,208	3,137,889
Amortization of debt issuance costs	271,992	—	271,992
Depreciation	2,701	378	3,079
Decrease in fair value of financial derivative	(1,522,000)	—	(1,522,000)

Total other expense (income)	(1,060,246)	(779,627)	(1,839,873)

Net loss	$3,878,829	$7,707,240	$11,586,069

Schedule I — Condensed financial information of registrant.

Presented below is condensed cash flow information of the registrant for the year ended December 31, 2006, reflecting separately the cash flows related to the Hereford facility, which are restricted under the project financing agreements (as discussed in Notes 3 and 5 to the consolidated financial statements), and the unrestricted cash flows of the Company. The project financing agreements were executed in July 2006; accordingly, the restrictions were not applicable prior to 2006. The amounts reflect the restatement discussed in Note 8 of the consolidated financial statements.

	Year Ended December 31, 2006
			Consolidated
	Restricted	Unrestricted	Total

Operating activities:
Net loss	$(3,878,829)	$(7,707,240)	$(11,586,069)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense added to debt principal	1,937,890	—	1,937,890
Amortization of debt issuance costs	271,992	—	271,992
Decrease in fair value of financial derivative	(1,522,000)	—	(1,522,000)
Increase in accounts receivable from former parent	—	(32,265)	(32,265)
Increase in prepaid expenses	(52,140)	(880,074)	(932,214)
Increase (decrease) in accounts payable and accrued liabilities — operating expenses	(3,684)	999,138	995,454
Increase in accrued interest	491,497	—	491,497

Net cash used in operating activities	(2,755,274)	(7,620,441)	(10,375,715)

Investing activities:
Purchases of investments available for sale	—	(83,025,000)	(83,025,000)
Sales of investments available for sale	—	68,325,000	68,325,000
Increase in restricted cash and cash equivalents	(135,360,427)	—	(135,360,427)
Increase in restricted short-term investments	(12,495,335)	—	(12,495,335)
Additions to property, plant and equipment	(57,562,462)	(1,523,807)	(59,086,269)

Net cash used in investing activities	(205,418,224)	(16,223,807)	(221,642,031)

Financing activities:
Capital contributions (investments) within consolidated group, net	74,732,595	(74,732,595)	—
Capital contributions from former parent	—	6,424,972	6,424,972
Capital distributions to former parent	—	(5,480,712)	(5,480,712)
Temporary equity advanced from former parent	—	4,301,558	4,301,558
Issuance of common stock to former parent	—	2,859,354	2,859,354
Issuance of common stock to non-affiliates	—	90,924,152	90,924,152
Issuance of long-term debt and financial derivative	143,100,000	—	143,100,000
Debt issuance costs	(9,423,092)	—	(9,423,092)

Net cash provided by financing activities	208,409,503	24,296,729	232,706,232

Increase in cash and cash equivalents	236,005	452,481	688,486
Cash and cash equivalents, beginning of period	25,043	—	25,043

Cash and cash equivalents, end of period	$261,048	$452,481	$713,529

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$6,003,229	$306,132	$6,309,361
Interest cost accrued to long-term debt	$1,937,890	$—	$1,937,890
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$701,294	$7,208	$708,502

EXHIBIT INDEX

Exhibit
Number	Description
23.1(1)	Consent of Deloitte & Touche LLP.

31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.