Form 10-Q/A
period 2007-03-31
PANDA ETHANOL, INC.
filed 2007-11-02
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Large accelerated filer  ☐         Accelerated filer ☐        Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of registrant’s common stock outstanding as of November 1, 2007: 31,066,659.

PANDA ETHANOL, INC.
FORM 10-Q/A
AMENDMENT NO. 1
FOR THE FISCAL QUARTER ENDED MARCH 31, 2007
INDEX

Page

PART I

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4. Controls and Procedures	14

PART II

Item 6. Exhibits	15
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
EXPLANATORY NOTE
     Panda Ethanol, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 to reflect the restatement of the Company’s condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and for the period from inception through March 31, 2007 as discussed in Note 7 “Restatement of Previously Issued Financial Statements” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1. The restatement did not impact the Company’s total assets, shareholders’ equity, net loss, net loss per share, cash used in operating activities or cash provided by financing activities.
     On October 9, 2007, management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company concluded that the correction of errors related to the classification of certain assets on the Company’s consolidated balance sheet and the related presentation in the consolidated statements of cash flows was appropriate. Specifically, it was determined that investments in auction rate securities (“ARS”) should have been classified as investments available for sale, rather than as cash equivalents as previously reported. ARS are investments with interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the ARS held by the Company. At each auction date, the Company may elect to reset the interest rate on these securities at the rate determined by a market auction or to sell the securities. At the balance sheet date, there is the potential for a failed auction at the next reset date, in which case the Company would be unable to immediately liquidate its position in these securities. Additionally, the amounts of restricted cash and cash equivalents at March 31, 2007 were reclassified as noncurrent assets, rather than current assets as originally reported, because their use is restricted to construction of the Hereford facility, which is a noncurrent asset.
     Except as set forth herein, no changes are made to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007. This Amendment No. 1 contains only the amended items. Items 1 and 2 include an updated discussion of the Company’s liquidity, the current status of the Hereford facility and the new organizational plan for the Company. Item 4 includes a discussion of the material weakness related to the classification errors. This Amendment No. 1 does not purport to fully reflect or describe other events occurring after the date of the Form 10-Q or modify or update those disclosures affected by subsequent events.
     In addition, we are also including as exhibits to this Amendment No. 1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and are also furnishing, but not filing, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2006	2007
		As Restated -
		See Note 7
ASSETS

Current assets:
Cash and cash equivalents	$713,529	$2,364,230
Accounts receivable from former parent	32,265	—
Investments available for sale	14,700,000	10,000,000
Prepaid expenses and other assets	932,214	641,224

Total current assets	16,378,008	13,005,454

Restricted cash and cash equivalents	135,607,427	130,082,537

Restricted short-term investments	12,495,335	—

Property, plant and equipment:
Construction in progress	66,087,367	90,995,701
Development costs	2,084,463	2,570,291
Furniture and fixtures	76,693	236,518
Accumulated depreciation	(3,079)	(15,632)

Total property, plant and equipment, net	68,245,444	93,786,878

Debt issuance costs, net of accumulated amortization of $520,393 and $831,472 at December 31, 2006 and March 31, 2007, respectively	8,902,699	8,591,620

Total assets	$241,628,913	$245,466,489

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$6,309,361	$12,081,014
Accounts payable and accrued liabilities — operating expenses	1,051,919	1,120,291
Accounts payable to former parent — operating expenses	—	11,131
Accrued interest	491,497	491,130

Total current liabilities	7,852,777	13,703,566

Financial derivatives	7,659,400	12,227,240

Long-term debt, net	136,369,890	137,562,462

Commitments and contingencies (Notes 3 and 5)

Temporary equity — payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,667 and 31,066,659 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	31,067	31,067
Additional contributed capital	104,405,191	104,673,413
Accumulated other comprehensive losses	(513,400)	(705,240)
Deficit accumulated during the development stage	(18,477,570)	(26,327,577)

Total shareholders’ equity	85,445,288	77,671,663

Total liabilities and shareholders’ equity	$241,628,913	$245,466,489

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2007
(UNAUDITED)

			Inception
	Three Months Ended March 31,		Through
	2006	2007	March 31, 2007
Development and administrative expenses:
Development and administrative expenses allocated from former parent	$1,847,552	$134,019	$12,303,762
Other development and administrative expenses	597,935	3,534,988	11,682,688

Total development and administrative expenses	2,445,487	3,669,007	23,986,450

Other expense (income):
Interest income	—	(1,760,259)	(5,491,092)
Interest expense and letter of credit fees	—	1,429,904	4,567,793
Amortization of debt issuance costs	—	122,802	394,794
Depreciation	—	12,553	15,632
Increase in fair value of financial derivative	—	4,376,000	2,854,000

Total other expense (income)	—	4,181,000	2,341,127

Net loss	$2,445,487	$7,850,007	$26,327,577

Net loss per common share — basic and dilutive:

Net loss per common share	$0.18	$0.25

Weighted average common shares outstanding — basic and dilutive	13,817,341	31,066,659

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2007
(UNAUDITED)

	Three Months Ended March 31,		Inception Through
	2006	2007	March 31, 2007
		As Restated -	As Restated -
		See Note 7	See Note 7
Operating activities:

Net loss	$(2,445,487)	$(7,850,007)	$(26,327,577)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense added to debt principal	—	1,192,573	3,130,463
Amortization of debt issuance costs	—	122,802	394,794
Depreciation	—	12,553	12,553
Increase in fair value of financial derivative	—	4,376,000	2,854,000
Decrease in accounts receivable from former parent	—	32,265	—
(Increase) decrease in prepaid expenses	—	290,990	(641,224)
Increase in accounts payable and accrued liabilities — operating expenses	329,869	68,372	1,120,291
Increase in accounts payable to former parent - operating expenses	—	279,353	279,353
Increase (decrease) in accrued interest	—	(367)	491,130

Net cash used in operating activities	(2,115,618)	(1,475,466)	(18,686,217)

Investing activities:

Purchases of investments available for sale	—	(5,000,000)	(88,025,000)
Sales of investments available for sale	—	9,700,000	78,025,000
(Increase) decrease in restricted cash and cash equivalents	—	5,524,890	(130,082,537)
Decrease in restricted short-term investments	—	12,495,335	—
Additions to property, plant and equipment	(3,092,378)	(19,594,058)	(81,281,740)

Net cash provided by (used in) investing activities	(3,092,378)	3,126,167	(221,364,277)

Financing activities:

Capital contributions from former parent	3,291,508	—	16,133,464
Capital distributions to former parent	—	—	(5,480,712)
Temporary equity advanced from former parent	1,891,445	—	4,301,558
Issuance of common stock to former parent	—	—	2,859,354
Issuance of common stock to non-affiliates	—	—	90,924,152
Issuance of long-term debt and financial derivative	—	—	143,100,000
Debt issuance costs	—	—	(9,423,092)

Net cash provided by financing activities	5,182,953	—	242,414,724

Increase (decrease) in cash and cash equivalents	(25,043)	1,650,701	2,364,230

Cash and cash equivalents, beginning of period	25,043	713,529	—

Cash and cash equivalents, end of period	$—	$2,364,230	$2,364,230

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$660,415	$5,771,653	$12,081,014
Interest cost accrued to long-term debt principal	$—	$1,192,573	$3,130,463
Capital contribution from former parent by reduction of accounts payable	$—	$268,222	$268,222

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$—	$237,698	$946,200
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
     Development Stage Enterprise – The Company is in the development stage and has no operating revenues. The Company does not currently produce ethanol, as its projects are under construction or development as discussed in Note 3. Financial support initially was provided in the form of equity contributions and temporary equity advances from PEII. Additionally, the Company completed private equity transactions in June and December 2006, and debt financing for the Hereford Facility in July 2006.
     Liquidity and Going Concern Considerations – On July 10, 2007, the Company announced that it had withdrawn its private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes which was previously announced on June 5, 2007. The offering was withdrawn because management believed that current market conditions were not conducive to achieving a per-share valuation which reflects the long-term value of the Company’s common stock. The funds from the proposed offering had been slated for construction of the Company’s ethanol facility in Yuma, Colorado and for general corporate purposes, including working capital. Due to the withdrawal of the private offering, management determined that the Company would not have sufficient working capital to continue its development activities to the extent originally planned. On August 9, 2007, in response to the withdrawal of the private offering, expenditures in connection with the private offering effort and with the cancellation of a construction-related contract for the Yuma facility, and the impact of tightening credit markets, the Company’s Board of Directors approved a new organizational plan designed to reduce costs and enable the Company to focus on the construction and subsequent operation of the Hereford Facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left the Company and joined PEII effective September 1, 2007. It is anticipated that these departing officers and employees will be available to provide services to the Company on an as-needed basis under the terms of a confidentiality and services arrangement to be entered into by the Company and PEII, or their subsidiaries. It is expected that PEII will be compensated for these services through deferred arrangements, which could include common stock. Other than administrative costs associated with the new organizational plan, there are no costs

(including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general.

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
     Condensed Footnote Disclosures – The Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in the Company’s audited financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 2 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2006.
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
     The Company was incorporated in 2006 and has not yet filed its initial federal or state income tax returns as of March 31, 2007. Accordingly, the Company’s net deferred tax assets consist of items it anticipates being included in its initial federal and state income tax returns, based on tax accounting methods anticipated to be adopted in the initial income tax returns. In addition, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, which principally consist of net operating losses and other costs incurred that are required to be capitalized for tax purposes. At the adoption date and as of March 31, 2007, the Company had unrecognized tax benefits of approximately $1.6 million and $2.3 million, respectively, although such amounts may vary upon final determination of filing positions to be taken on the initial income tax returns. The Company has concluded that any unrecognized tax benefits would also only result in a reclassification of the specific items within its deferred tax asset balance, all of which is subject to a valuation allowance. Accordingly, no adjustments to liabilities, operations or retained earnings was required and there was no cumulative effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The change in unrecognized tax benefits from the date of adoption to March 31, 2007, resulted from the Company’s operations during the first quarter of 2007 and not from any revision of its unrecognized tax benefits at the date of adoption.
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
3. ETHANOL PROJECTS
     The Hereford Facility is an ethanol manufacturing facility with an expected annual capacity of 115 million gallons of denatured ethanol which is currently under construction in Hereford, Texas. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi PSI, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will use cattle manure and cotton gin waste to generate process steam used in the production of ethanol. At March 31, 2007, the total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $187.0 million. Total commitments under ancillary construction-related contracts are approximately $2.3 million. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $271 million. Construction of the Hereford Facility, which commenced in August 2006, is currently expected to be completed in the first quarter of 2008.
     Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $73 million and $68 million at December 31, 2006 and March 31, 2007, respectively.
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
     In connection with the new organizational plan discussed in Note 1, the Company will continue to manage its other ethanol projects, but will limit the development activities and costs on such other ethanol projects, at least until the ethanol markets improve and/or the Hereford project entities begin to make cash distributions to the Company. Accordingly, the timing, costs and ultimate completion of the Yuma, Haskell, and other projects are not known at this time.
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
5. LONG-TERM DEBT
     On July 28, 2006, the Company closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford Facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility (“Senior Debt”), a $30.0 million subordinated secured credit facility (“Subordinated Debt”), and $50.0 million of tax-exempt bonds (“Tax-Exempt Bonds”). The Senior Debt includes a letter of credit facility which supports the Tax-Exempt Bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt transactions are discussed in Note 5 to the audited financial statements included in Amendment No. 2 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2006.
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
7. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     On October 9, 2007, management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company concluded that the correction of errors related to the classification of certain assets on the Company’s consolidated balance sheet and the related presentation in the consolidated statements of cash flows was appropriate. Specifically, it was determined that investments in auction rate securities (“ARS”) should have been classified as investments available for sale, rather than as cash equivalents as previously reported. ARS are investments with interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the securities held by the Company. At each auction date, the Company may elect to reset the interest rate on these securities at the rate determined by a market auction or to sell the securities. At the balance sheet date, there is the potential for a failed auction at the next reset date in which case the Company would be unable to immediately liquidate its position in these securities. Additionally, the amounts of restricted cash and cash equivalents were reclassified as noncurrent assets, rather than current assets as originally reported, because their use was restricted to construction of the Hereford facility, which is a noncurrent asset.
     The correction of these errors does not have any impact on the Company’s reported total assets, shareholders’ equity, net loss, net loss per share, net cash used in operating activities, or net cash provided by financing activities in the periods affected.
     The effect of correcting the errors on the consolidated financial statements is indicated below. The Company did not invest in ARS prior to the second quarter of 2006; accordingly, the financial statements for the three months ended March 31, 2006 are not affected by the restatement.
     The impact of the restatement on the condensed consolidated balance sheet is as follows:

	As Previously
	Reported	As Restated
As of March 31, 2007:

Cash and cash equivalents	$12,364,230	$2,364,230
Investments available for sale	—	10,000,000
Total current assets	143,087,991	13,005,454
     The impact of the restatement on the condensed consolidated statements of cash flows is as follows:

	As Previously
	Reported	As Restated
For the three months ended March 31, 2007:
Cash flows from investing activities:
Purchases of investments available for sale	$—	$(5,000,000)
Sales of investments available for sale	—	9,700,000
Net cash provided by (used in) investing activities	(1,573,833)	3,126,167
Increase (decrease) in cash and cash equivalents	(3,049,299)	1,650,701
Cash and cash equivalents, beginning of period	15,413,529	713,529
Cash and cash equivalents, end of period	12,364,230	2,364,230

From inception through March 31, 2007:
Cash flows from investing activities:
Purchases of investments available for sale	$—	$(88,025,000)
Sales of investments available for sale	—	78,025,000
Net cash used in investing activities	(211,364,277)	(221,364,277)
Increase in cash and cash equivalents	12,364,230	2,364,230
Cash and cash equivalents, end of period	12,364,230	2,364,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Amendment No. 1. In this quarterly report on Form 10-Q, as amended, the words “Panda Ethanol” refer to Panda Ethanol, Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. Panda Ethanol is a Nevada corporation. On November 6, 2006, Panda Ethanol, Inc. (a Delaware corporation), which is referred to in this quarterly report, as amended, as Panda Ethanol-Delaware, merged with and into Cirracor, Inc., which we refer to as Cirracor, a Nevada corporation. The surviving Nevada corporation after the merger changed its name to “Panda Ethanol, Inc.” In this quarterly report on Form 10-Q, as amended, the words “Company,” “we,” “our,” “ours” and “us” refer to the surviving company after the merger and its subsidiaries, unless otherwise stated or the context otherwise requires.
     Restatement — As discussed in the Explanatory Note, the Company has restated certain previously reported financial statements to reflect the correction of errors regarding the balance sheet classification of certain assets and the related presentation in the consolidated statements of cash flows. The amounts under “Liquidity and Capital Resources” below reflect such restatement.
Forward-Looking Statements
     This quarterly report, as amended, contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations, assumptions, beliefs, estimates and projections about the Company and the ethanol and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and variations of such words or similar expressions.
     We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Part II—Item 1A—Risk Factors” of our quarterly reports filed on May 15, 2007 and August 20, 2007 and the following:
•	the effectiveness of the reorganization

•	the availability of and necessity for continued access to former management;

•	our ability to obtain additional capital to finance our initiatives;

•	the time, cost and ability to construct or complete construction of our Hereford and other ethanol plants;

•	issues arising in connection with the development and construction of our projects, including those relating to permits, easements, site conditions, workmanship, process engineering, and conflicts of interest;

•	the projected growth or contraction of the ethanol market in which we will operate;

•	fluctuations in the market price of ethanol;

•	our business strategy for expanding, maintaining or contracting our presence in this market and related markets;

•	our ability to obtain the necessary capital to finance our initiatives;

•	the sale of interests in, or entry into, partnerships or joint ventures with respect to specific projects;

•	anticipated trends in our financial condition and results of operations;

•	our ability to distinguish ourselves from our current and future competitors;

•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, or Energy Policy Act, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives;

•	state and federal regulation restricting or banning the use of methyl tertiary butyl ether, or MTBE;

•	environmental laws and regulations applicable to our operations and the enforcement thereof; and

•	regulations related to homeland security;
•	changes in weather and general economic conditions;

•	overcapacity within the ethanol and petroleum production and refining industries;

•	total United States consumption of gasoline;

•	availability and costs of products and raw materials, particularly corn, natural gas, stainless steel and carbon steel;

•	labor costs;

•	labor relations;

•	fluctuations in petroleum prices;

•	our or our employees’ failure to comply with applicable laws and regulations;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations and restrictions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness;

•	changes in interest rates;

•	our ability to retain key employees;

•	liability resulting from actual or potential future litigation;

•	competition with respect to any of our products;

•	consolidation in the industry;

•	plant shutdowns or disruptions at our planned plant;

•	availability of shuttle trains, rail cars, trucks and barges;

•	risks regarding a loss of or substantial decrease in purchases by our major ethanol customers or any customer of our by-products;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and

•	risks related to diverting management’s attention from ongoing business operations.
Overview
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2007, and for the period from inception (November 1, 2004) through March 31, 2007, and the related notes included in this Amendment No. 1. Such unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2006, filed on October 10, 2007.
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
     Through our wholly-owned subsidiaries, Panda Yuma Ethanol, L.P. and Panda Haskell Ethanol, L.P., we are also currently developing additional ethanol production facilities in Yuma, Colorado and Haskell, Kansas. We have received an air permit and entered into an engineering, procurement, and construction, or EPC contract for the Yuma project, which would become fully effective upon issuance of a notice to proceed following the completion of the debt and equity financing required to commence construction of the Yuma facility. We have received both an air permit and waste water discharge permit for the Haskell facility. See “Liquidity and Capital Resources” for a discussion of the limited extent of our development activities under a new organizational plan.
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
Summary of Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2006, filed on October 10, 2007, and Note 2 to our unaudited condensed consolidated financial statements included in this Amendment No. 1 contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources.
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
     Effective October 1, 2006, all of the Panda Energy employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Under a transition services agreement, which we refer to as the transition services agreement, employees of both the Company and Panda Energy continue to provide services on a limited basis to each other. Effective September 1, 2007, in connection with a new organizational plan, five executive officers and a number of additional development and administrative employees left the Company and returned to Panda Energy. See “Liquidity and Capital Resources” below for information concerning the new organizational plan.
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
     We had cash of $0.7 million, investments available for sale of $14.7 million, restricted cash of $135.6 million, restricted short-term investments of $12.5 million and total current liabilities of $7.9 million at December 31, 2006, and cash of $2.4 million, investments available for sale of $10.0 million, restricted cash of $130.1 million, and total current liabilities of $13.7 million at March 31, 2007. The restricted cash and short-term investments were restricted for use in connection with the construction of the Hereford facility.

     From the date of our inception (November 1, 2004) through March 31, 2007, we incurred an accumulated net loss of $26.3 million. We believe we will incur significant losses primarily related to development and administrative expenses, and interest expense on debt, until we are able to successfully complete construction and commence operations of our initial ethanol production facility.
     Our Hereford facility commenced site preparation in February 2006 and construction in August 2006. Lurgi PSI, Inc. (“Lurgi”), the construction contractor, designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is currently approximately $162 million. Energy Products of Idaho (“EPI”) has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $25 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $271 million. We believe the existing financing for the Hereford facility is adequate for the completion of construction of the facility; however, there can be no assurance that such financing will in fact be adequate.
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
     In connection with the new organizational plan, we will continue to manage our other ethanol projects, but will limit our development activities and costs on such other ethanol projects, at least until the ethanol markets improve and/or the Hereford project entities begin to make cash distributions to us. Accordingly, the timing, costs and ultimate completion of the Yuma, Colorado, Haskell, Kansas and other projects are not known at this time. We continue to seek financing for the Yuma project.
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
Hereford Facility Project Financing
     On July 28, 2006, Panda Hereford Ethanol, L.P. closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2006, filed on October 10, 2007. Additional information as of March 31, 2007 is provided in Note 5 to the unaudited condensed consolidated financial statements contained in this Amendment No. 1.
Contractual Commitments
     There have been no material changes as of March 31, 2007 to our contractual commitments as disclosed in Amendment No. 2 on
Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2006, filed on October 10, 2007, other than in the normal course of business.
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
     Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO, CFO and Chief Accounting Officer (CAO), together with our disclosure committee, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 in connection with the filing of our original Form 10-Q in May 2007. In connection with this Amendment No. 1, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. Based on this re-evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007, due to the following material weakness:
     Management has determined that a material weakness in internal control over financial reporting existed as of March 31, 2007, which resulted in errors and the subsequent restatement of the financial statements included in this Amendment No. 1. Specifically, management determined that the Company’s controls over the accounting for cash and cash equivalents and investments available for sale were not designed and did not operate effectively to appropriately identify certain auction-rate securities and determine that such auction-rate securities were presented in accordance with generally accepted accounting principles in the Company’s condensed consolidated financial statements.
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
PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANDA ETHANOL, INC.
Date: November 2, 2007	/s/ Franklin Byrd
Franklin Byrd, Chief Financial Officer
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