Form 10-Q/A
period 2007-06-30
PANDA ETHANOL, INC.
filed 2007-11-02
CIK 1167880

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

PANDA ETHANOL, INC.

FORM 10-Q/A

AMENDMENT NO. 1

FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

INDEX

Page

PART I
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4. Controls and Procedures	16

PART II

Item 6. Exhibits	17
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
EXPLANATORY NOTE
     Panda Ethanol, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 to reflect the restatement of the Company’s condensed consolidated balance sheet as of June 30, 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and for the period from inception through June 30, 2007 as discussed in Note 7 “Restatement of Previously Issued Financial Statements” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1. The restatement did not impact the Company’s total assets, shareholders’ equity, net loss, net loss per share, cash used in operating activities or cash provided by financing activities.
     On October 9, 2007, management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company concluded that the correction of errors related to the classification of certain assets on the Company’s consolidated balance sheet and the related presentation in the consolidated statements of cash flows was appropriate. Specifically, it was determined that investments in auction rate securities (“ARS”) should have been classified as investments available for sale, rather than as cash equivalents as previously reported. ARS are investments with interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the ARS held by the Company. At each auction date, the Company may elect to reset the interest rate on these securities at the rate determined by a market auction or to sell the securities. At the balance sheet date, there is the potential for a failed auction at the next reset date, in which case the Company would be unable to immediately liquidate its position in these securities. Additionally, the amounts of restricted cash and cash equivalents at June 30, 2007 were reclassified as noncurrent assets, rather than current assets as originally reported, because their use is restricted to construction of the Hereford facility, which is a noncurrent asset. Further, the current portion of long-term debt has been presented separately from the noncurrent portion of long-term debt.
     Except as set forth herein, no changes are made to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. This Amendment No. 1 contains only the amended items. Items 1 and 2 include an updated discussion of the Company’s liquidity. Item 4 includes a discussion of the material weakness related to the classification errors. This Amendment No. 1 does not purport to fully reflect or describe other events occurring after the date of the Form 10-Q or modify or update those disclosures affected by subsequent events.
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
		As Restated -
		See Note 7
ASSETS

Current assets:
Cash and cash equivalents	$713,529	$3,775,517
Accounts receivable from former parent	32,265	—
Investments available for sale	14,700,000	6,500,000
Prepaid expenses	932,214	356,819

Total current assets	16,378,008	10,632,336

Restricted cash and cash equivalents	135,607,427	91,986,858

Restricted short-term investments	12,495,335	—

Property, plant and equipment:
Construction in progress	66,087,367	125,245,085
Development costs	2,084,463	3,606,007
Furniture and fixtures	76,693	245,021
Accumulated depreciation	(3,079)	(35,140)

Total property, plant and equipment, net	68,245,444	129,060,973

Financial derivatives	—	246,482

Deposits	—	431,451

Debt issuance costs, net of accumulated amortization of $520,393 and $1,148,664 at December 31, 2006 and June 30, 2007, respectively	8,902,699	8,656,868

Total assets	$241,628,913	$241,014,968

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$6,309,361	$10,404,008
Accounts payable and accrued liabilities — operating expenses	1,051,919	2,405,528
Accounts payable to former parent — operating expenses	—	90,279
Current portion of long-term debt	—	2,799,719
Accrued interest	491,497	520,925

Total current liabilities	7,852,777	16,220,459

Financial derivatives	7,659,400	10,549,000

Long-term debt	136,369,890	136,030,365

Commitments and contingencies (Notes 3 and 5)

Temporary equity — payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,667 and 31,066,659 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	31,067	31,067
Additional contributed capital	104,405,191	104,673,413
Accumulated other comprehensive income (loss)	(513,400)	246,482
Deficit accumulated during the development stage	(18,477,570)	(31,037,376)

Total shareholders’ equity	85,445,288	73,913,586

Total liabilities and shareholders’ equity	$241,628,913	$241,014,968

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

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2007
(UNAUDITED)

	Six Months Ended June 30,		Inception Through
	2006	2007	June 30, 2007

	As Restated -	As Restated -	As Restated -
	See Note 7	See Note 7	See Note 7
Operating activities:

Net loss	$(5,172,450)	$(12,559,806)	$(31,037,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense added to debt principal	—	2,460,195	4,398,085
Amortization of debt issuance costs	—	200,364	472,356
Depreciation	—	32,061	32,061
Increase in fair value of financial derivative	—	3,403,000	1,881,000
Decrease in accounts receivable from former parent	—	32,265	—
(Increase) decrease in prepaid expenses	—	575,395	(356,819)
Increase in accounts payable and accrued liabilities — operating expenses	495,176	1,353,609	2,405,528
Increase in accounts payable to former parent — operating expenses	—	358,501	358,501
Increase in accrued interest	—	29,428	520,925

Net cash used in operating activities	(4,677,274)	(4,114,988)	(21,325,739)

Investing activities:

Purchases of investments available for sale	—	(8,500,000)	(91,525,000)
Sales of investments available for sale	—	16,700,000	85,025,000
(Increase) decrease in restricted cash and cash equivalents	(56,736,488)	43,620,569	(91,986,858)
(Increase) in restricted investments available for sale	(30,775,000)	—	—
Decrease in restricted short-term investments	—	12,495,335	—
Additions to property, plant and equipment	(5,611,883)	(56,325,037)	(118,012,719)
Increase in deposits	—	(431,451)	(431,451)

Net cash provided by (used in) investing activities	(93,123,371)	7,559,416	(216,931,028)

Financing activities:

Capital contributions from former parent	3,291,508	—	16,133,464
Capital distributions to former parent	—	—	(5,480,712)
Temporary equity advanced from former parent	6,580,656	—	4,301,558
Issuance of common stock to former parent	—	—	2,859,354
Issuance of common stock to non-affiliates	87,903,438	—	90,924,152
Issuance of long-term debt and financial derivative	—	—	143,100,000
Debt issuance costs paid	—	(382,440)	(9,805,532)

Net cash provided by (used in) financing activities	97,775,602	(382,440)	242,032,284

Increase (decrease) in cash and cash equivalents	(25,043)	3,061,988	3,775,517

Cash and cash equivalents, beginning of period	25,043	713,529	—

Cash and cash equivalents, end of period	$—	$3,775,517	$3,775,517

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$374,241	$10,404,008	$10,404,008
Interest cost accrued to long-term debt principal	$—	$2,460,195	$4,398,085
Capital contribution from former parent by reduction of accounts payable	$—	$268,222	$268,222
Debt issuance costs accrued	$1,299,878	$—	$—
Equity issuance costs accrued	$1,744,875	$—	$—
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
     The Company was incorporated in 2006 and has not yet filed its initial federal or state income tax returns as of June 30, 2007. Accordingly, the Company’s net deferred tax assets consist of items it anticipates being included in its initial federal and state income tax returns, based on tax accounting methods anticipated to be adopted in the initial income tax returns. In addition, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, which principally consist of net operating losses and other costs incurred that are required to be capitalized for tax purposes. At the adoption date of January 1, 2007 and as of June 30, 2007, the Company had unrecognized tax benefits of approximately $1.6 million and $3.9 million, respectively, although such amounts may vary upon final determination of filing positions to be taken on the initial income tax returns. The Company has concluded that any unrecognized tax benefits would also only result in a reclassification of the specific items within its deferred tax asset balance, all of which is subject to a full valuation allowance. Accordingly, no adjustments to liabilities, operations or retained earnings were required, and there was no cumulative effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The change in unrecognized tax benefits from the date of adoption to June 30, 2007, resulted from the Company’s operations during the first half of 2007 and not from any revision of its unrecognized tax benefits at the date of adoption.
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
3. ETHANOL PROJECTS
     The Hereford Facility is an ethanol manufacturing facility with a design capacity of 115 million gallons of denatured ethanol which is currently under construction in Hereford, Texas. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi PSI, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will use cattle manure and cotton gin waste to generate process steam used in the production of ethanol. At June 30, 2007, the total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $187.0 million. Total commitments under ancillary construction-related contracts are approximately $1.0 million, excluding equipment leases discussed below. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $271 million.
     The Hereford Facility, which commenced construction in August 2006, is currently estimated to begin producing ethanol in the first quarter of 2008 and to be fully operational by the end of the first quarter of 2008. These estimates are based on a recovery plan recently implemented by Lurgi in connection with previously announced construction delays. Lurgi has notified the Company that it intends to make a claim for relief under the force majeure provisions of the EPC contract due to inclement weather over the last few months. The amount of such claim has not been determined. On June 15, 2007, the Company and the lenders amended the Senior Debt financing agreement (see Note 5) to extend the deadline for substantial completion until March 28, 2008. This deadline extends beyond the current projected date for substantial completion and does not affect the schedule, terms, liquidated damages and other provisions of the EPC contract with Lurgi.
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

     The Yuma and Haskell facilities are also designed to each produce approximately 115 million gallons of denatured ethanol per year. The Company has received an air permit for the Yuma facility and is seeking debt and equity financing required to construct that facility. On March 1, 2007, the Company entered into an EPC contract with Lurgi for construction of the Yuma facility (the “Yuma EPC Contract”). The Yuma EPC Contract would become fully effective upon issuance of a notice to proceed following completion of financing. In the first quarter of 2007, the Company also entered into an ancillary construction-related contract of approximately $9 million for the Yuma facility. This ancillary contract was later cancelled. See Note 1. The accompanying financial statements include an expense of $0.8 million in the second quarter of 2007 related to the cancellation of this contract. The Company has received an air permit and a waste water discharge permit for the Haskell facility. The Company has filed applications for air permits for all of its other announced projects.
     As discussed in Note 1, the Company has withdrawn its private offering of $140 million of senior notes, which was intended to provide a portion of the financing for the Yuma project. Accordingly, offering-related costs of approximately $1.3 million have been charged to expense in the accompanying statement of operations in the second quarter of 2007. Such costs consist primarily of legal fees. Legal costs for a senior debt financing related to the Yuma project, which amount to approximately $0.4 million, have been deferred pending completion of the financing transaction. Such costs are included on the accompanying balance sheet as of June 30, 2007 under debt issuance costs.
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
7. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     On October 9, 2007, management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company concluded that the correction of errors related to the classification of certain assets on the Company’s consolidated balance sheet and the related presentation in the consolidated statements of cash flows was appropriate. Specifically, it was determined that investments in auction rate securities (“ARS”) should have been classified as investments available for sale, rather than as cash equivalents as previously reported. ARS are investments with interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the securities held by the Company. At each auction date, the Company may elect to reset the interest rate on these securities at the rate determined by a market auction or to sell the securities. At the balance sheet date, there is the potential for a failed auction at the next reset date in which case the Company would be unable to immediately liquidate its position in these securities. Additionally, the amounts of restricted cash and cash equivalents and restricted short-term investments were reclassified as noncurrent assets, rather than current assets as originally reported, because their use was restricted to construction of the Hereford facility, which is a noncurrent asset. The previously reported balance of long-term debt at June 30, 2007 ($138.8 million) has been separated into the current portion ($2.8 million) and the noncurrent portion ($136.0 million) as reported in the accompanying condensed consolidated balance sheet.

     The correction of these errors does not have any impact on the Company’s reported total assets, shareholders’ equity, net loss, net loss per share, net cash used in operating activities, or net cash provided by financing activities in the periods affected.

     The impact of the restatement on the condensed consolidated balance sheet is as follows:

	As Previously
	Reported	As Restated
As of June 30, 2007:
Cash and cash equivalents	$10,275,517	$3,775,517
Investments available for sale	—	6,500,000
Total current assets	102,619,194	10,632,336
     The impact of the restatement on the condensed consolidated statements of cash flows is as follows:

	As Previously
	Reported	As Restated
For the six months ended June 30, 2006:
Cash flows from investing activities:
(Increase) in restricted cash and cash equivalents	$(87,511,488)	$(56,736,488)
(Increase) in restricted investments available for sale	—	(30,775,000)

For the six months ended June 30, 2007:
Cash flows from investing activities:
Purchases of investments available for sale	$—	$(8,500,000)
Sales of investments available for sale	—	16,700,000
Net cash provided by (used in) investing activities	(640,584)	7,559,416
Increase (decrease) in cash and cash equivalents	(5,138,012)	3,061,988
Cash and cash equivalents, beginning of period	15,413,529	713,529
Cash and cash equivalents, end of period	10,275,517	3,775,517

For the period from inception through June 30, 2007:
Cash flows from investing activities:
Purchases of investments available for sale	$—	$(91,525,000)
Sales of investments available for sale	—	85,025,000
Net cash provided by (used in) investing activities	(210,431,028)	(216,931,028)
Increase in cash and cash equivalents	10,275,517	3,775,517
Cash and cash equivalents, end of period	10,275,517	3,775,517

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
Overview
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2006 and 2007, and for the period from inception (November 1, 2004) through June 30, 2007, and the related notes included in this Amendment No. 1. Such unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2006, filed on October 10, 2007.
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
Summary of Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2006, filed on October 10, 2007, and Note 2 to our unaudited condensed consolidated financial statements included in this Amendment No. 1 contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources. Additional discussion of estimates affecting the valuation of financial derivatives is contained in Note 5 to our unaudited condensed consolidated financial statements included in this Amendment No. 1.

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
     We had cash of $0.7 million, investments available for sale of $14.7 million, restricted cash of $135.6 million, restricted short-term investments of $12.5 million and total current liabilities of $7.9 million at December 31, 2006, and cash of $3.8 million, investments available for sale of $6.5 million, restricted cash of $92.0 million and total current liabilities of $16.2 million at June 30, 2007. The restricted cash and short-term investments were restricted for use in connection with the construction of the Hereford facility.
     From the date of our inception (November 1, 2004) through June 30, 2007, we incurred an accumulated net loss of $31.0 million. We believe we will incur significant losses primarily related to development and administrative expenses, and interest expense on debt, until we successfully complete construction and commence operations of our initial ethanol production facility.
     Our Hereford facility commenced site preparation in February 2006 and construction in August 2006. Lurgi, Inc. (“Lurgi”), the construction contractor, designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is approximately $162 million. Energy Products of Idaho, Inc. (“EPI”) has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $25 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $271 million. We believe the existing financing for the Hereford facility is adequate for the completion of construction of the facility; however, there can be no assurance that such financing will in fact be adequate.

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
Contractual Commitments
     There have been no material changes as of June 30, 2007 to our contractual commitments as disclosed in Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2006, filed on October 10, 2007, other than in the normal course of business.

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
     Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO, CFO and Chief Accounting Officer (CAO), together with our disclosure committee, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 in connection with the filing of our original Form 10-Q in August 2007. In connection with this Amendment No. 1, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. Based on this re-evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007, due to the following material weakness:
     Management has determined that a material weakness in internal control over financial reporting existed as of June 30, 2007, which resulted in errors and the subsequent restatement of the financial statements included in this Amendment No. 1. Specifically, management determined that the Company’s controls over the accounting for cash and cash equivalents and investments available for sale were not designed and did not operate effectively to appropriately identify certain auction-rate securities and determine that such auction-rate securities were presented in accordance with generally accepted accounting principles in the Company’s condensed consolidated financial statements.
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