Form 10-Q
period 2007-09-30
PANDA ETHANOL, INC.
filed 2007-11-16
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50282

PANDA ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0986282 (I.R.S. Employer Identification No.)
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
Large accelerated filer  ☐      Accelerated filer   ☐     Non-accelerated filer   ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☑
     The number of shares of registrant’s common stock outstanding as of November 15, 2007: 31,066,659.

PANDA ETHANOL, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$713,529	$5,624,014
Accounts receivable from former parent	32,265	—
Investments available for sale	14,700,000	655,000
Prepaid expenses	932,214	116,218
Deferred income taxes	—	232,000

Total current assets	16,378,008	6,627,232

Restricted cash and cash equivalents	135,607,427	56,940,402

Restricted short-term investments	12,495,335	—

Property, plant and equipment:
Construction in progress	66,087,367	162,089,357
Development costs	2,084,463	787,563
Furniture and fixtures	76,693	358,765
Accumulated depreciation	(3,079)	(56,243)

Total property, plant and equipment, net	68,245,444	163,179,442

Deposits	—	1,198,949

Debt issuance costs, net of accumulated amortization of $520,393 and $1,475,707 at December 31, 2006 and September 30, 2007, respectively	8,902,699	7,947,385

Total assets	$241,628,913	$235,893,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$6,309,361	$10,827,366
Accounts payable and accrued liabilities — operating expenses	1,051,919	1,888,496
Accounts payable to former parent — operating expenses	—	3,767
Current portion of financial derivatives	—	437,000
Current portion of long-term debt	—	5,604,438
Accrued interest	491,497	541,811

Total current liabilities	7,852,777	19,302,878

Financial derivatives	7,659,400	6,053,486

Long-term debt	136,369,890	134,573,607

Other noncurrent liabilities	—	232,000

Commitments and contingencies (Notes 3 and 5)

Temporary equity — payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,667 and 31,066,659 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	31,067	31,067
Additional contributed capital	104,405,191	104,946,091
Accumulated other comprehensive loss	(513,400)	(1,234,486)
Deficit accumulated during the development stage	(18,477,570)	(32,312,791)

Total shareholders’ equity	85,445,288	71,429,881

Total liabilities and shareholders’ equity	$241,628,913	$235,893,410

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 2007
(UNAUDITED)

					Inception
	Three Months Ended September 30,		Nine Months Ended September 30,		Through
	2006	2007	2006	2007	September 30, 2007

Development and administrative expenses:
Development and administrative expenses allocated from former parent	$2,537,852	$420,169	$6,470,647	$726,866	$12,896,609
Other development and administrative expenses	1,175,677	3,898,980	2,629,014	13,380,513	21,528,213
Provision for impairment of development projects	—	2,844,000	—	2,844,000	2,844,000

Total development and administrative expenses	3,713,529	7,163,149	9,099,661	16,951,379	37,268,822

Other expense (income):
Interest income	(1,635,924)	(1,038,486)	(1,849,606)	(4,242,438)	(7,973,271)
Interest expense and letter of credit fees	1,307,905	196,235	1,307,905	2,536,338	5,674,227
Amortization of debt issuance costs	114,435	6,415	114,435	206,779	478,771
Depreciation	—	21,102	—	53,163	56,242
Provision for impairment of investments available for sale	—	220,000	—	220,000	220,000
Decrease in fair value of financial derivative	(335,000)	(5,293,000)	(335,000)	(1,890,000)	(3,412,000)

Total other income	(548,584)	(5,887,734)	(762,266)	(3,116,158)	(4,956,031)

Net loss	$3,164,945	$1,275,415	$8,337,395	$13,835,221	$32,312,791

Net loss per common share —
basic and dilutive:

Net loss per common share	$0.11	$0.04	$0.41	$0.45

Weighted average common shares outstanding — basic and dilutive	28,800,000	31,066,659	20,183,599	31,066,659

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 2007
(UNAUDITED)

	Nine Months Ended September 30,		Inception Through
	2006	2007	September 30, 2007
	As Restated —
	See Note 8

Operating activities:

Net loss	$(8,337,395)	$(13,835,221)	$(32,312,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses contributed by former parent	—	272,678	272,678
Provision for impairment of development projects	—	2,844,000	2,844,000
Provision for impairment of investments available for sale	—	220,000	220,000
Interest expense added to debt principal	741,803	3,808,155	5,746,045
Amortization of debt issuance costs	114,435	206,779	478,771
Depreciation	—	53,163	56,242
Decrease in fair value of financial derivative	(335,000)	(1,890,000)	(3,412,000)
Deferred tax benefit	—	(232,000)	(232,000)
Decrease in accounts receivable from former parent	—	32,265	—
(Increase) decrease in prepaid expenses	—	815,996	(116,218)
Increase in accounts payable and accrued liabilities — operating expenses	270,715	836,577	1,888,496
Increase in accounts payable to former parent — operating expenses	926,390	271,989	271,989
Increase in accrued interest	326,488	50,314	541,811
Increase in other noncurrent liabilities	—	232,000	232,000

Net cash used in operating activities	(6,292,564)	(6,313,305)	(23,520,977)

Investing activities:

Purchases of investments available for sale	(68,025,000)	(11,000,000)	(94,025,000)
Sales of investments available for sale	56,575,000	24,825,000	93,150,000
(Increase) decrease in restricted cash and cash equivalents	(142,561,377)	78,667,025	(56,940,402)
(Increase) decrease in restricted short-term investments	(22,409,556)	12,495,335	—
Additions to property, plant and equipment	(40,350,348)	(92,564,621)	(154,255,382)
Increase in deposits	—	(1,198,949)	(1,198,949)

Net cash provided by (used in) investing activities	(216,771,281)	11,223,790	(213,269,733)

Financing activities:

Capital contributions from former parent	6,424,972	—	16,133,464
Capital distributions to former parent	(5,480,712)	—	(5,480,712)
Temporary equity advanced from former parent	4,301,558	—	4,301,558
Issuance of common stock to former parent	—	—	2,859,354
Issuance of common stock to non-affiliates	86,158,563	—	90,924,152
Issuance of long-term debt and financial derivative	143,100,000	—	143,100,000
Debt issuance costs	(9,334,646)	—	(9,423,092)

Net cash provided by financing activities	225,169,735	—	242,414,724

Increase in cash and cash equivalents	2,105,890	4,910,485	5,624,014

Cash and cash equivalents, beginning of period	25,043	713,529	—

Cash and cash equivalents, end of period	$2,130,933	$5,624,014	$5,624,014

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$4,600,835	$10,827,366	$10,827,366
Interest cost accrued to long-term debt principal	$741,803	$3,808,155	$5,746,045
Capital contributions from former parent:
By reduction of accounts payable	$—	$268,222	$268,222
For operating expenses	$—	$272,678	$272,678
Debt issuance costs accrued	$88,446	$—	$—
See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2006 and 2007
And For the Period from Inception (November 1, 2004) through September 30, 2007
(Unaudited)
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
     Liquidity and Going Concern Considerations — On July 10, 2007, the Company announced that it had withdrawn its private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes which was previously announced on June 5, 2007. The offering was withdrawn because management believed that current market conditions were not conducive to achieving a per-share valuation which reflects the long-term value of the Company’s common stock. The funds from the proposed offering had been slated for construction of the Company’s ethanol facility in Yuma, Colorado and for general corporate purposes, including working capital. Due to the withdrawal of the private offering, management determined that the Company would not currently have sufficient working capital to continue its development activities to the extent originally planned. On August 9, 2007, in response to the withdrawal of the private offering, expenditures in connection with the private offering effort and with the cancellation of a construction-related contract for the Yuma facility, and the impact of tightening credit markets, the Company’s Board of Directors approved a new organizational plan designed to reduce costs and enable the Company to focus on the construction and subsequent operation of the Hereford Facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left the Company and joined PEII effective September 1, 2007. Under a services agreement executed on November 9, 2007 and retroactive to September 1, 2007 (see Note 4), these departing officers and employees will be available to provide services to the Company on an as-needed basis. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general.

     Although the Company’s operating expenses will be significantly reduced under the new organizational plan, management previously anticipated that the Company would need to secure additional financing in the range of $1 million to $5 million to finance working capital requirements until the Company begins to receive cash distributions from the Hereford Facility. The Company began seeking such additional financing in August. In addition, based upon recent corn, gasoline and ethanol prices, management currently believes that the initial cash distributions from the Hereford Facility may be delayed or lower than previously anticipated. Accordingly, management is currently seeking financing to provide additional working capital. Management believes, but can offer no assurance, that such financing can be obtained. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is not able to obtain such additional financing.
     The consolidated financial statements include the accounts of all subsidiaries in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.
2. SIGNIFICANT ACCOUNTING POLICIES
     Use of Estimates — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for the interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     The Company was incorporated in 2006 and filed its initial federal income tax return in September 2007. The Company’s net deferred tax assets are based on tax accounting methods adopted in the initial federal income tax return. Although the Company has not yet filed its initial state income tax returns, the positions expected to be taken on those returns are identical to the positions taken on the initial federal tax return. In addition, the Company has recorded a valuation allowance for net deferred tax assets that management has concluded are not more likely than not to be realized in future periods. As of September 30, 2007, the Company’s net deferred tax assets principally consist of certain costs incurred that are required to be capitalized for tax purposes.
     At the adoption date of January 1, 2007 and as of September 30, 2007, the Company had unrecognized tax benefits of approximately $2 million and $5 million, respectively. The change in unrecognized tax benefits from the date of adoption to September 30, 2007, resulted primarily from the Company’s operations during the first nine months of 2007. Approximately $0.4 million of the change resulted from a revision of its unrecognized tax benefits at the date of adoption subsequent to the filing of the Company’s initial tax return. The Company has also concluded that substantially all of its unrecognized tax benefits would result in a reclassification of the specific items within its deferred tax asset balance. Accordingly, no adjustments to operations or retained earnings were required, and there was no cumulative effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. Consequently, the Company has determined that the amount of unrecorded tax benefits that would, if recognized, reduce the Company’s effective tax rate in future periods is not expected to be significant.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months other than changes resulting from the Company’s operations during the period. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of the date of adoption of FIN 48 and as of September 30, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.
3. ETHANOL PROJECTS
     The Hereford Facility is an ethanol manufacturing facility, with a design capacity of 115 million gallons of denatured ethanol, which is currently under construction in Hereford, Texas. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi PSI, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will gasify cattle manure and cotton gin waste to generate the process steam used in the production of ethanol. At September 30, 2007, the total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $187 million. Total commitments under ancillary construction-related contracts are approximately $1.0 million, excluding equipment leases discussed below. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $271 million.
     The Hereford Facility, which commenced construction in August 2006, is currently estimated to begin producing ethanol in the first quarter of 2008 and to be fully operational by the end of the first quarter of 2008. These estimates are based on a recovery plan implemented by Lurgi in connection with previously announced construction delays. Lurgi has notified the Company that it intends to make a claim for relief under the force majeure provisions of the EPC contract due to inclement weather. The amount of such claim has not been determined. On June 15, 2007, the Company and the lenders amended the Senior Debt financing agreement (see Note 5) to extend the deadline for substantial completion until March 28, 2008. This deadline extends beyond the current projected date for substantial completion and does not affect the schedule, terms, liquidated damages and other provisions of the EPC contract with Lurgi.
     Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $73 million at December 31, 2006 and September 30, 2007.
     In June 2007, the Company entered into an agreement to lease certain mobile equipment for the Hereford Facility. The lease includes three separate equipment schedules under a master lease agreement. The lease terms range from three to seven years. Renewal and purchase options are available at fair market value at the end of the initial lease periods. Lease payments may escalate in the future based upon increases in the rates for U.S. Treasury Notes. Two of the equipment schedules constitute operating leases; the third schedule is a capital lease. For one of the operating leases, a deposit of approximately $431,000 has been paid and is reflected on the accompanying balance sheet under deposits. That lease requires monthly payments totaling $129,000 in 2007, $259,000 in 2008 through 2013, and $129,000 in 2014, for total payments during the lease of $1.8 million. For the other operating lease, the equipment has not yet been ordered and the commencement of lease payments has not yet been determined. That lease will require a deposit of $134,000, and assuming that payments commence January 1, 2008, will require monthly payments totaling $134,000 per year in 2008 through 2012, for total payments during the lease of $671,000. For the capital lease, the equipment has not yet been ordered and the commencement of lease payments has not yet been determined. Accordingly, the capital lease has not been recorded as of September 30, 2007. A deposit for the capital lease of $17,000 has been paid and is included on the accompanying balance sheet at September 30, 2007 under deposits. Assuming that payments commence January 1, 2008, future monthly payments will total $105,000 per year for 2008 through 2010 for total minimum payments during the lease of $315,000. Of the total minimum lease payments, $52,000 represents interest.
     Deposits on the accompanying balance sheet consist of $449,000 of deposits related to the leases described above and $750,000 of electric utility deposits.
     The Company has other ethanol manufacturing facilities under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; Muleshoe, Texas; and Lincoln County, Nebraska have been announced.
     In connection with the preparation of these financial statements, the Company conducted a review of its development projects in light of the current industry outlook. Based upon current corn, ethanol and gasoline prices and other market conditions, the Company has determined that its ability to finance the continued development and construction of its projects is subject to significant uncertainty, with the exception of the Hereford facility which is fully financed and in the late stage of construction. Accordingly, capitalized development costs of approximately $2.8 million were charged to expense through a provision for impairment in the third quarter of 2007, recognizing the uncertainty surrounding recovery of the costs incurred. The Company has cancelled its plans to develop the Lincoln, Nebraska project and certain unannounced projects. In connection with the new organizational plan discussed in Note 1, the Company will continue to manage its other ethanol projects, but will limit the development activities and costs on these ethanol projects until the ethanol markets improve and/or the Hereford project entities begin to make cash distributions to the Company sufficient to cover the Company’s working capital needs. Accordingly, the timing, costs and ultimate completion of the Yuma, Haskell, and other projects are not known at this time.
     The Yuma and Haskell facilities are designed to each produce approximately 115 million gallons of denatured ethanol per year. The Company has received an air permit for the Yuma facility and is seeking debt and equity financing required to construct that facility. On March 1, 2007, the Company entered into an EPC contract with Lurgi for construction of the Yuma facility (the “Yuma EPC Contract”). The Yuma EPC Contract would become fully effective upon issuance of a notice to proceed following completion of financing. In the first quarter of 2007, the Company also entered into an ancillary construction-related contract of approximately $9 million for the Yuma facility. This ancillary contract was later cancelled. The accompanying financial statements include an expense of $0.8 million in the second quarter of 2007 related to the cancellation of this contract. See Note 1 for discussion of the withdrawal of a financing transaction concerning the Yuma facility. The Company has received an air permit and a waste water discharge permit for the Haskell facility. The air permit for the Haskell facility expired in September 2007, but the Company can reapply for a new permit at a nominal cost. The Company has filed applications for air permits for all of its other announced projects.
     As discussed in Note 1, the Company has withdrawn its private offering of $140 million of senior notes, which was intended to provide a portion of the financing for the Yuma project. Accordingly, offering-related costs of approximately $1.3 million were charged to expense in the accompanying statement of operations in the second quarter of 2007. Such costs consist primarily of legal fees. Legal costs for a senior debt financing related to the Yuma project, which amount to approximately $0.4 million, were previously deferred pending completion of the financing transaction. However, in light of the uncertainty surrounding the completion of financing as discussed above, such costs have been charged to expense in the third quarter of 2007. Additionally, a termination fee of $0.5 million for the senior debt financing transaction has been accrued in the third quarter of 2007 due to the uncertainty as to the timing or completion of the transaction.
4. RELATED PARTY TRANSACTIONS
     Until October 1, 2006, the Company had no employees or offices. Prior to that date, its activities were conducted by PEII employees in the offices of PEII. Effective October 1, 2006, all of the PEII employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Accordingly, development and administrative expenses allocated from the former parent decreased substantially in the 2007 periods in comparison to the 2006 periods. Costs allocated from the former parent include net charges of $13,000 and $152,000 for services provided under the Transition

Services Agreement, and $84,000 and $302,000 for office rent, for the three months and nine months, respectively, ended September 30, 2007. The Transition Services Agreement expired June 30, 2007, and payment for allocations of employee time ceased as of that date. Costs allocated from PEII for employee time for July and August of 2007, which did not require payment, amounted to approximately $104,000 and have been accounted for as a capital contribution from the former parent.
     On November 9, 2007, the Company executed a services agreement with PEII in connection with the new organizational plan discussed in Note 1. The agreement is effective as of September 1, 2007, the date on which several officers and employees returned to PEII. Under the services agreement, PEII will be compensated for services provided to the Company by PEII employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services will be paid in common stock of the Company based on a calculation of the value weighted average price of the Company’s common stock for the last 10 trading days of each month. Stock for payment under the services agreement will be issued quarterly beginning at the end of December 2007. The charges by PEII under the services agreement for the month of September 2007 were approximately $169,000 and will result in the issuance of approximately 42,000 shares of the Company’s common stock to PEII. Such amount has been reflected as a capital contribution from the former parent in the accompanying financial statements. The impact on the par value of common stock will be recorded when the shares are issued. Under a registration rights agreement related to the services agreement, the Company is required use its best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) by March 31, 2009 with respect to the stock issued to PEII. In the event that the Company fails to file a registration statement within the required timeframe (by the “Event Date”), it will be required to pay to PEII partial liquidated damages of 1% of the value of the stock issued to PEII, with an additional 1% on each monthly anniversary of the Event Date, subject to certain limitations.
     On November 9, 2007, the Company executed a loan agreement with PEII under which PEII committed to loan a maximum of $1 million to the Company. No amounts have been borrowed under the agreement as of September 30, 2007. Amounts borrowed under the loan agreement will bear interest at an annual rate of LIBOR plus 7.5% until March 31, 2009, and at an annual rate of 10% thereafter until maturity. Principal and all accrued interest will be payable on the maturity date of November 1, 2009. Additionally, the Company may be required to make mandatory prepayments of the principal depending on the Company’s cash flow, as defined in the agreement. The loan will be collateralized by a security interest in substantially all of the assets of Panda Ethanol, including any cash, accounts receivable, investment securities, ownership interests in all of its subsidiaries, and any related present or future income or distributions.
     In the third quarter of 2007, the Company sold the rights to an unannounced project to PEII for $65,000, which approximates the expenses incurred on the project at the time. The sale proceeds have been reflected as a reduction of development and administrative expenses in the accompanying statement of operations. As of September 30, 2007, the Company owed approximately $4,000 to PEII, which is included in accounts payable to former parent in the Company’s consolidated balance sheet.
     In the first quarter of 2007, PEII made a capital contribution of $268,000 to the Company by reduction of accounts payable to PEII. PEII made no capital contributions in the second quarter. In the third quarter of 2007, PEII contributed $104,000 for July and August operating expenses, and $169,000 for September operating expenses, both as discussed above, for a total of $273,000 of capital contributions for operating expenses in the third quarter.
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

     At December 31, 2006 and September 30, 2007, the Company had $63.1 million outstanding under the Senior Debt, which bore interest at a rate of 9.1% and 9.5%, respectively, per annum before impact of the interest rate swap agreement. The Company’s interest rate on the Senior Debt is effectively fixed at approximately 9.0% during construction via the interest rate swap agreement. At December 31, 2006 and September 30, 2007, the notional amount of the swap agreement was $63.1 million. The fair value of the swap agreement at December 31, 2006 and September 30, 2007 was a liability of approximately $513,000 and $1,234,000, respectively, which is included in financial derivatives on the balance sheet with a corresponding charge or credit to accumulated other comprehensive losses. At September 30, 2007, approximately $437,000 of the interest rate swap liability is estimated to be payable within one year and is reflected in current liabilities on the accompanying balance sheet.
     At December 31, 2006 and September 30, 2007, the Company had $30.0 million original principal amount outstanding under the Subordinated Debt, plus approximately $1,580,000 and $4,541,000, respectively, in accrued pay-in-kind interest which was added to the principal balance, which bore interest at a rate of 12% per annum. The unamortized discount related to the royalty interest discussed below amounted to approximately $8,310,000 and $7,463,000, resulting in a net carrying value of approximately $23,270,000 and $27,078,000 for the Subordinated Debt at December 31, 2006 and September 30, 2007, respectively.
     The Subordinated Debt lender is entitled to a royalty of 8.5% of distributable cash flows, as defined. The royalty interest is considered to be an embedded derivative financial instrument. The fair value of the royalty interest at December 31, 2006 and September 30, 2007 was estimated to be a liability of approximately $7,146,000 and $5,256,000, respectively, which is included in financial derivatives on the balance sheet. The decrease in fair value of $5,293,000 and $1,890,000 for the three months and nine months, respectively, ended September 30, 2007 and $3,412,000 for the period from inception through September 30, 2007 have been recognized in the statement of operations. The decrease in fair value of the derivative was caused by a reduction in expected profit margins at the Hereford facility based on a revised industry outlook for ethanol and corn prices.
     At December 31, 2006 and September 30, 2007, the Company had $50.0 million outstanding under the Tax-Exempt Bonds, which bore interest at a rate of 4.0% and 3.9% per annum, respectively.
     The net amount of capitalized interest (including amortization of debt issuance costs) was approximately $3.8 million and $8.8 million for the three months and nine months, respectively, ended September 30, 2007. The Company paid interest of $1.3 million and $7.5 million in the nine months ended September 30, 2006 and 2007, respectively.
6. COMMODITY PURCHASE COMMITMENTS
     The Company entered into purchase contracts to acquire certain quantities of corn and denaturant in the future. As of September 30, 2007, the Company had purchase contracts for 7,740,000 bushels of corn and 30,000 barrels of denaturant in which the purchase price will be determined by the market price at the transaction date. The Company has not entered into any hedging transactions with respect to these purchase commitments. These contracts are considered to be derivative instruments which qualify for the normal purchases exception under Statement of Financial Accounting Standards No. 133.
7. INVESTMENTS AVAILABLE FOR SALE
     At December 31, 2006, the Company held $14,700,000 par value of auction rate securities. During the nine months ended September 30, 2007, the Company sold $13,825,000 of such holdings at par value. At September 30, 2007, the Company’s remaining holdings of auction rate securities amounted to $875,000 par value. The auctions for the remaining securities have failed beginning in August 2007 and the Company has been unable to liquidate its position in the securities. Although the auctions failed and there is not an active market in the securities, the securities have continued to perform according to their stated terms and their ratings have not been downgraded. However, in light of current credit market conditions, the Company believes an other than temporary decline in the value of the securities has occurred. Since no active market exists for the securities, the Company has estimated a minimum fair value based on market data for high-yield bonds. Based on this assessment, the carrying value of the securities has been reduced by $220,000 at September 30, 2007, to a net carrying value of $655,000, through a charge to earnings to provide for the estimated potential loss in value.
8. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     On October 9, 2007, management and the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company concluded that the correction of errors related to the classification of certain assets on the Company’s previously reported consolidated balance sheets and the related presentation in the previously reported consolidated statements of cash flows was appropriate. Specifically, it was determined that investments in auction rate securities (“ARS”) should have been classified as investments available for sale, rather than as cash equivalents as previously reported. ARS are investments with interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the securities held by the Company. At each auction date, the Company may elect to reset the interest rate on these securities at the rate determined by a market auction or to sell the securities. At the balance sheet date, there is the potential for a failed auction at the next reset date in which case the Company would be unable to immediately liquidate its position in these securities.
     The correction of these errors did not have any impact on the Company’s reported total assets, shareholders’ equity, net loss, net loss per share, net cash used in operating activities, or net cash provided by financing activities in the periods affected.
     The impact of the restatement on the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 is as follows:

	As Previously
	Reported	As Restated

For the nine months ended September 30, 2006:
Cash flows from investing activities:
Purchases of investments available for sale	$—	$(68,025,000)
Sales of investments available for sale	—	56,575,000
Net cash provided by (used in) investing activities	(205,321,281)	(216,771,281)
Increase in cash and cash equivalents	13,555,890	2,105,890
Cash and cash equivalents, end of period	13,580,933	2,130,933

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
          We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Part II—Item 1A—Risk Factors” of this quarterly report, our quarterly reports filed on May 15, 2007 and August 20, 2007 and the following:
•	the effectiveness of the new organizational plan;

•	the availability of and necessity for continued access to former management;

•	our ability to obtain additional capital to finance our initiatives;

•	the time, cost and ability to construct or complete construction of our Hereford and other ethanol plants;

•	issues arising in connection with the development and construction of our projects, including those relating to permits, easements, site conditions, workmanship, process engineering, and conflicts of interest;

•	the projected growth or contraction of the ethanol market in which we will operate;

•	fluctuations in the market price of ethanol;

•	our business strategy for expanding, maintaining or contracting our presence in this market and related markets;

•	our ability to obtain the necessary capital to finance our initiatives;

•	the sale of interests in, or entry into, partnerships or joint ventures with respect to specific projects;

•	anticipated trends in our financial condition and results of operations;

•	our ability to distinguish ourselves from our current and future competitors;

•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	regulation currently under consideration pursuant to the passage of the Energy Policy Act of 2005, or Energy Policy Act, which contains a renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives;

•	state and federal regulation restricting or banning the use of methyl tertiary butyl ether, or MTBE;

•	environmental laws and regulations applicable to our operations and the enforcement thereof; and

•	regulations related to homeland security;
•	changes in weather and general economic conditions;

•	overcapacity within the ethanol and petroleum production and refining industries;

•	total United States consumption of gasoline;

•	availability and costs of products and raw materials, particularly corn, natural gas, stainless steel and carbon steel;

•	labor costs;

•	labor relations;

•	fluctuations in petroleum prices;

•	our or our employees’ failure to comply with applicable laws and regulations;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations and restrictions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness;

•	changes in interest rates;

•	our ability to retain key employees;

•	liability resulting from actual or potential future litigation;

•	competition with respect to any of our products;

•	consolidation in the industry;

•	plant shutdowns or disruptions at our planned plant;

•	availability of shuttle trains, rail cars, trucks and barges;

•	risks regarding a loss of or substantial decrease in purchases by our major ethanol customers or any customer of our by-products;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and

•	risks related to diverting management’s attention from ongoing business operations.
Overview
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2006 and 2007, and for the period from inception (November 1, 2004) through September 30, 2007, and the related notes included in this quarterly report on Form 10-Q. Such unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2006, filed on October 10, 2007.
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
     In August 2006, we began construction of our design capacity 115 million gallon-per-year, manure-fueled denatured ethanol production facility in Hereford, Texas. While we currently do not produce ethanol, we currently estimate that the Hereford facility will begin producing ethanol early in the first quarter of 2008 and will be fully operational by the end of the first quarter of 2008.
     Through our wholly-owned subsidiaries, Panda Yuma Ethanol, L.P. and Panda Haskell Ethanol, L.P., we are also currently developing additional ethanol production facilities in Yuma, Colorado and Haskell, Kansas. We have received an air permit and entered into an engineering, procurement, and construction, or EPC contract for the Yuma project, which would become fully effective upon issuance of a notice to proceed following the completion of the debt and equity financing required to commence construction of the Yuma facility. We have received both an air permit and waste water discharge permit for the Haskell facility. The air permit for the Haskell facility has expired; however, we can reapply for a new permit at a nominal cost. See “Liquidity and Capital Resources” for a discussion of our limited development activity under a new organizational plan and the current uncertainty surrounding financing of the projects under the present market conditions.
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
     From the date of our inception (November 1, 2004) through September 30, 2007, we incurred an accumulated net loss of $32.3 million. Even with the implementation of the new organizational plan, we believe we will incur significant losses primarily related to development and administrative expenses and interest expense on debt until we are able to successfully complete construction and commence operations of our initial ethanol production facility. There is no assurance that we will be able to secure additional financing for other projects, or that we will be successful in our efforts to develop, construct and operate one or more ethanol plants. Even if we successfully meet all of these objectives and begin operations, there is no assurance that we will be able to operate profitably.
Summary of Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2006, filed on October 10, 2007, and Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of investments available for sale and financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources. Additional discussion of estimates affecting the valuation of financial derivatives is contained in Note 5 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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
Results of Operations
For the three months ended September 30, 2006 as compared to the three months ended September 30, 2007
     We are in the development stage and had no operating revenues for the three months ended September 30, 2006 and 2007. Our activities consist primarily of developing and constructing ethanol manufacturing facilities.
     Development and administrative expenses allocated from the former parent decreased from $2,537,852 for the three months ended September 30, 2006 to $420,169 for the three months ended September 30, 2007. The decrease was caused by the change in the Company’s administrative structure, which became effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent.” During the three months ended September 30, 2006, expenses allocated from the former parent included allocated salary costs of $1.3 million and allocated non-salary costs of $1.2 million. During the three months ended September 30, 2007, expenses allocated from the former parent included net charges of $0.3 million for services provided under services agreements or otherwise contributed by the former parent and $0.1 million for office rent.
     Other development and administrative expenses increased from $1,175,677 for the three months ended September 30, 2006 to $3,898,980 for the three months ended September 30, 2007. The increase was primarily attributable to the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent,” in addition to a higher level of development and administrative activity during the three months ended September 30, 2007 and expensing of fees in recognition of the uncertainty of obtaining senior debt financing for the Yuma project. As a result of the change in administrative structure, salary costs of $1.4 million and non-salary overhead costs of $0.7 million incurred during the three months ended September 30, 2007, which would previously have been reflected in expenses allocated from the former parent, were instead reflected in other development and administrative expenses. In recognition of the uncertainty of obtaining senior debt financing for the Yuma project, the Company expensed $0.4 million of previously deferred legal fees and accrued $0.5 million for a termination fee on the financing transaction during the three months ended September 30, 2007. In addition to the above, this expense category included legal and accounting fees of $0.3 million, pre-operating expenses for the Hereford facility of $0.5 million, and other expenses of $0.1 million.
     The Company recorded a provision for impairment of development projects of $2,844,000 in the three months ended September 30, 2007, compared with no such provision in the three months ended September 30, 2006. In connection with the preparation of this quarterly report on Form 10-Q, the Company conducted a review of its development projects in light of the current industry outlook. Based upon current ethanol, corn and gasoline prices, the Company has determined that its ability to finance the continued development and construction of the projects is subject to significant uncertainty, with the exception of the Hereford facility which is fully financed and in the late stage of construction. Accordingly, capitalized development costs of $2.8 million were charged to expense through a provision for impairment in the third quarter of 2007, recognizing the uncertainty surrounding recovery of the costs incurred. As discussed under “Liquidity and Capital Resources” and in Note 1 to the accompanying financial statements, uncertainty with respect to the Company’s ability to obtain additional financing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is unable to obtain sufficient additional financing.
     Interest income decreased from $1.6 million during the three months ended September 30, 2006 to $1.0 million during the three months ended September 30, 2007, reflecting lower cash balances available for investment. Interest expense decreased from $1.3 million during the three months ended September 30, 2006 to $0.2 million during the three months ended September 30, 2007, reflecting a significantly higher level of capitalized interest as the Hereford facility construction progresses. Depreciation and amortization of debt issuance costs were not significant in either period. A provision for impairment of investments available for sale was recognized in the third quarter of 2007 to reflect an other than temporary decline in the estimated fair value of auction rate securities. No such provision was required in the third quarter of 2006. Income from the decrease in fair value of financial derivative increased from $0.3 million during the three months ended September 30, 2006 to $5.3 million during the three months ended September 30, 2007. The significant decrease in fair value of the financial derivative during the three months ended September 30, 2007 resulted from a decline during this period in the projected profitability for the Hereford facility, which was caused by a reduced industry outlook for the spread between ethanol and corn prices.
For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2007
     We are in the development stage and had no operating revenues for the nine months ended September 30, 2006 and 2007. Our activities consist primarily of developing and constructing ethanol manufacturing facilities.
     Development and administrative expenses allocated from the former parent decreased from $6,470,647 for the nine months ended September 30, 2006 to $726,866 for the nine months ended September 30, 2007. The decrease was caused by the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent.” During the nine months ended September 30, 2006, expenses allocated from the former parent included allocated salary costs of $3.9 million and allocated non-salary costs of $2.5 million. During the nine months ended September 30, 2007, expenses allocated from the former parent included net charges of $0.4 million for services provided under services agreements or otherwise contributed by the former parent and $0.3 million for office rent.
     Other development and administrative expenses increased from $2,629,014 for the nine months ended September 30, 2006 to $13,380,513 for the nine months ended September 30, 2007. The increase was primarily attributable to the change in the Company’s administrative structure, which was effective October 1, 2006 as discussed above under “Allocation of Expenses from the Former Parent,” in addition to a higher level of development and administrative activity during the nine months ended September 30, 2007 and costs related to a withdrawn financing transaction and expensing of fees in recognition of the uncertainty of obtaining senior debt financing for the Yuma project. As a result of the change in administrative structure, salary costs of $4.8 million and non-salary overhead costs of $2.4 million incurred during the nine months ended September 30, 2007, which would previously have been reflected in expenses allocated from the former parent, were instead reflected in other development and administrative expenses. In connection with the withdrawal of a private offering of convertible notes related to the Yuma project, the Company incurred $1.1 million of offering-related expenses, which consisted primarily of legal fees. In recognition of the uncertainty of obtaining senior debt financing for the Yuma project, the Company expensed $0.4 million of previously deferred legal fees and accrued $0.5 million for a termination fee on the financing transaction during the nine months ended September 30, 2007. Additionally, the Company incurred expenses of $0.8 million for cancellation of a Yuma construction-related contract. In addition to the above, this expense category included legal and accounting fees of $1.1 million, pre-operating expenses for the Hereford project of $1.1 million, insurance expense of $0.8 million and other expenses of $0.4 million.
     The Company recorded a provision for impairment of development projects of $2,844,000 in the nine months ended September 30, 2007 (all of which occurred in the third quarter), compared with no such provision in the nine months ended September 30, 2006. In connection with the preparation of this quarterly report on Form 10-Q, the Company conducted a review of its development projects in light of the current industry outlook. Based upon current ethanol, corn and gasoline prices, the Company has determined that its ability to finance the continued development and construction of the projects is subject to significant uncertainty, with the exception of the Hereford facility which is fully financed and in the late stage of construction. Accordingly, capitalized development costs of $2.8 million were charged to expense through a provision for impairment in the third quarter of 2007, recognizing the uncertainty surrounding recovery of the costs incurred. As discussed under “Liquidity and Capital Resources” and in Note 1 to the accompanying financial statements, uncertainty with respect to the Company’s ability to obtain additional financing raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is unable to obtain sufficient additional financing.
     Interest income increased from $1.8 million during the nine months ended September 30, 2006 to $4.2 million during the nine months ended September 30, 2007, reflecting a longer period in 2007 during which funds were available for investment, as financing transactions occurred in mid-2006. Interest expense increased from $1.3 million during the nine months ended September 30, 2006 to $2.5 million during the nine months ended September 30, 2007, reflecting a longer period in 2007 during which debt was outstanding, as the debt financing for the Hereford project occurred at the end of July 2006. Depreciation and amortization of debt issuance costs were not significant in either period. A provision for impairment of investments available for sale was recognized in the third quarter of 2007 to reflect an other than temporary decline in the estimated fair value of auction rate securities. No such provision was required in the third quarter of 2006. Income from the decrease in fair value of financial derivative increased from $0.3 million during the nine months ended September 30, 2006 to $1.9 million during the nine months ended September 30, 2007. The decrease in fair value of the financial derivative during the nine months ended September 30, 2007 resulted from a decline during this period in the projected profitability for the Hereford facility, which was caused by a reduced industry outlook for the spread between ethanol and corn prices.
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
     We had cash of $0.7 million, investments available for sale of $14.7 million, restricted cash of $135.6 million, restricted short-term investments of $12.5 million and total current liabilities of $7.9 million at December 31, 2006, and cash of $5.6 million, investments available for sale of $0.7 million, restricted cash of $56.9 million and total current liabilities of $19.3 million at September 30, 2007. The restricted cash and restricted short-term investments were restricted for use in connection with the construction of the Hereford facility.
     As discussed in Note 7 to the accompanying financial statements, the Company has been unable to liquidate its position in auction rate securities due to failed auctions. The investments available for sale of $0.7 million reflect a provision for impairment of $0.2 million which was recorded through a charge to earnings. The Company believes the decline in fair value is other than temporary. There can be no assurance as to when the Company may be able to liquidate its position in the securities.
     From the date of our inception (November 1, 2004) through September 30, 2007, we incurred an accumulated net loss of $32.3 million. We believe we will incur significant losses primarily related to development and administrative expenses, and interest expense on debt, until we successfully complete construction and commence operations of our initial ethanol production facility.
     Our Hereford facility commenced site preparation in February 2006 and construction in August 2006. Lurgi, Inc. (“Lurgi”), the construction contractor, designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is approximately $162 million. Energy Products of Idaho, Inc. (“EPI”) has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $25 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $271 million. We believe the existing financing for the Hereford facility is adequate for the completion of construction of the facility.
     On July 10, 2007, the Company announced that it had withdrawn its private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes which was previously announced on June 5, 2007. The offering was withdrawn because management believed that current market conditions were not conducive to achieving a per-share valuation which reflected the long-term value of the Company’s common stock. The funds from the proposed offering had been slated for construction of our ethanol facility in Yuma, Colorado and for general corporate purposes, including working capital. Due to the withdrawal of the private offering, management determined that the Company would not currently have sufficient working capital to continue its development activities to the extent originally planned. On August 9, 2007, in response to the withdrawal of the private offering, expenditures in connection with the private offering effort and with the cancellation of a construction-related contract for the Yuma facility, and the impact of tightening credit markets, our Board of Directors approved a new organizational plan designed to reduce costs and enable the Company to focus on the construction and subsequent operation of the Hereford facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left the Company and joined Panda Energy effective September 1, 2007. Under a new services agreement executed on November 9, 2007 and retroactive to September 1, 2007, these departing officers and employees will be available to provide services to us on an as-needed basis. Under the services agreement, Panda Energy will be compensated for services provided to the Company by Panda Energy employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services will be paid in common stock of the Company based on a calculation of the value weighted average price of the Company’s common stock for the last 10 trading days of each month. Stock for payment under the services agreement will be issued quarterly beginning at the end of December 2007. Under a registration rights agreement related to the services agreement, the Company is required to use its best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) by March 31, 2009 with respect to the stock issued to Panda Energy. In the event that the Company fails to file a registration statement within the required timeframe (by the “Event Date”), it will be required to pay to Panda Energy partial liquidated damages of 1% of the value of the stock issued to Panda Energy under the services agreement, with an additional 1% on each monthly anniversary of the Event Date, subject to certain limitations.
     Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general. Altogether, the repositioning is projected to reduce our cash outlay for operating expenses by approximately $4.8 million between September 1, 2007 and the time the Hereford facility achieves substantial completion.
     Although the Company’s operating expenses will be significantly reduced under the new organizational plan, management previously anticipated that the Company would need to secure additional financing in the range of $1 million to $5 million to finance working capital requirements until the Company begins to receive cash distributions from the Hereford facility. The Company began seeking such additional financing in August. In addition, based upon recent corn, gasoline and ethanol prices, management currently believes that the initial cash distributions from our Hereford facility may be delayed or lower than previously anticipated. Accordingly, management is currently seeking financing to provide additional working capital.
     Management believes, but can offer no assurance, that such financing can be obtained. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is not able to obtain such additional financing.
     In connection with the preparation of the financial statements included in this quarterly report on Form 10-Q, the Company conducted a review of its development projects in light of the current industry outlook. Based upon current corn, ethanol and gasoline prices and other market conditions, we have determined that our ability to finance the continued development and construction of our projects is subject to significant uncertainty. Accordingly, capitalized development costs of approximately $2.8 million were charged to expense through a provision for impairment in the third quarter of 2007, recognizing the uncertainty surrounding recovery of the costs incurred. The Company has cancelled its plans to develop the Lincoln, Nebraska project and certain unannounced projects. In connection with the new organizational plan discussed above, the Company will continue to manage its other ethanol projects, but will limit the development activities and costs on such other ethanol projects, at least until the ethanol markets improve and/or the Hereford project entities begin to make cash distributions to the Company sufficient to cover our working capital needs. Accordingly, the timing, costs and ultimate completion of the Yuma, Haskell and other projects are not known at this time.
     On November 9, 2007, the Company executed a loan agreement with Panda Energy under which Panda Energy committed to loan a maximum of $1 million to the Company. No amounts have yet been borrowed under the agreement. Amounts borrowed under the loan agreement will bear interest at an annual rate of LIBOR plus 7.5% until March 31, 2009, and at an annual rate of 10% thereafter until maturity. Principal and all accrued interest will be payable on the maturity date of November 1, 2009. Additionally, the Company may be required to make mandatory prepayments of the principal depending on the Company’s cash flow, as defined in the agreement. The loan will be collateralized by a security interest in substantially all of the assets of Panda Ethanol, including any cash, accounts receivable, investment securities, the ownership interests in all of its subsidiaries, and any related present or future income or distributions.
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

Hereford Facility Project Financing
     On July 28, 2006, Panda Hereford Ethanol, L.P. closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2006, filed on October 10, 2007. Additional information as of September 30, 2007 is provided in Note 5 to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.
Contractual Commitments
     There have been no material changes as of September 30, 2007 to our contractual commitments as disclosed in Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2006, filed on October 10, 2007, other than in the normal course of business.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company’s potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices, interest rates charged on borrowings, and market prices of investment securities. The disclosure is not meant to be a precise indicator of expected future losses, but rather a reasonable indicator of possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures.
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
     Interest on the senior debt is payable at a variable rate based upon LIBOR as more fully described in Note 5 to our audited financial statements contained in Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2006. On August 28, 2006, Panda Hereford Ethanol, L.P. entered into an interest rate swap agreement to hedge its interest rate exposure on approximately 100% of the projected term loan balance outstanding during the construction period and lesser amounts after commercial operations commence. Under the swap agreement, on a quarterly basis we pay a fixed rate of approximately 5.2% and receive a variable rate based upon LIBOR. Including the pre-completion margin of 3.75%, the Company’s total interest rate on the term loan is effectively fixed at approximately 9.0% during construction via the swap agreement.
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
Investment Price Risk
     Our exposure to investment price risk relates to our holding of $875,000 par value of auction rate securities. As discussed under “Liquidity and Capital Resources” and in Note 7 to the accompanying financial statements, we estimate the fair value of those securities to be approximately $655,000. We cannot predict the future fair value of these securities or the price at which we will ultimately sell the securities. The auctions for the remaining securities have failed beginning in August 2007 and the Company has been unable to liquidate its position in the securities. Although the auctions failed and there is not an active market in the securities, the securities have continued to perform according to their stated terms and their ratings have not been downgraded. However, in light of current credit market conditions, the Company believes an other than temporary decline in the value of the securities has occurred. Since no active market exists for the securities, the Company has estimated a minimum fair value based on market data for high-yield bonds. Based on this assessment, the carrying value of the securities has been reduced by $220,000 at September 30, 2007, to a net carrying value of $655,000, through a charge to earnings to provide for the estimated potential loss in value.
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
     Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO and CFO, together with our disclosure committee, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was performed under the supervision and with the participation of the Company’s CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     We previously reported a material weakness in internal control with respect to the classification of auction rate securities. That material weakness has been remediated by implementation of a review of all investment and cash holdings for proper classification on a quarterly basis effective for the third quarter of 2007. There were no other changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Current commodity prices are unfavorable and may negatively impact our projected results from the Hereford facility.
     The principal raw material we use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, we generally are unable to pass along increased corn costs to our customers. In addition, our gross margins with respect to our ethanol plants are principally dependent on the spread between ethanol and corn prices. Based upon current corn, gasoline and ethanol prices, the initial cash distributions from our Hereford facility may be delayed or lower than anticipated.
     If cash distributions from the Hereford facility are delayed or lower than anticipated, the Company would need to raise additional funds. Such financing might not be available on favorable terms, if at all, and would likely be senior to our existing stockholders. Additionally, the Company might need to restructure its existing debt financing.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2007 Annual Meeting of Stockholders was held on October 24, 2007 for the purpose of voting on the following proposals:
1.	to elect five (5) directors to serve for a term of one year or until their respective successors are elected and qualified;
2.	to consider and vote upon a proposal to approve the Panda Ethanol, Inc. 2006 Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”); and
3.	to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007.
     Proxies for the annual meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition of management’s solicitation. The final vote on the proposals were recorded as follows:
          1. Proposal No. 1:
              Election of Directors

	Number of	Number of
Name	Votes Cast For	Votes Withheld
Robert W. Carter	19,790,997	0
Todd W. Carter	19,790,997	0
G. Michael Boswell	19,790,997	0
Donnell Brown	19,790,997	0
Philip D. English	19,790,997	0
          2. Proposal No. 2:
              Approval of Incentive Plan

For	18,955,627
Against	835,370
Abstain	0
Broker Non-Votes	0
          3. Proposal No. 3:
              Ratification of Deloitte & Touche LLP

For	19,790,997
Against	0
Abstain	0
Broker Non-Votes	0

Item 6. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

10.1	Services Agreement, effective as of September 1, 2007, by and between Panda Energy Management, LP and Panda Ethanol, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.2	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.3	Loan Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.4	Pledge, Assignment and Security Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.5	Pledge, Assignment and Security Agreement, dated as of November 9, 2007, by and between Panda Ethanol Holdings, LLC and Panda Energy International, Inc., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANDA ETHANOL, INC.
Date: November 16, 2007	/s/ Franklin Byrd
Franklin Byrd, Chief Financial Officer
(Principal financial officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

10.1	Services Agreement, effective as of September 1, 2007, by and between Panda Energy Management, LP and Panda Ethanol, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.2	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.3	Loan Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.4	Pledge, Assignment and Security Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.5	Pledge, Assignment and Security Agreement, dated as of November 9, 2007, by and between Panda Ethanol Holdings, LLC and Panda Energy International, Inc., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to

Exhibit
Number	Description

Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.