Form 10-K
period 2007-12-31
PANDA ETHANOL, INC.
filed 2008-04-15
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 000-50282

PANDA ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4799979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Spring Valley, Suite 1002 Dallas, Texas (Address of principal executive offices)	75244 (Zip Code)
Registrant’s telephone number, including area code: (972) 361-1200

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock, $0.001 par value per share, held by nonaffiliates of the registrant, based on the last sale price of the common stock on the last business day of Panda Ethanol’s most recently completed second fiscal quarter, was $56,191,887.
As of March 31, 2008, 31,304,952 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Information required by Part III of this report is incorporated by reference to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

PANDA ETHANOL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I
Item 1. Business
     In this annual report on Form 10-K, the words “Panda Ethanol” refer to Panda Ethanol, Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. Panda Ethanol is a Nevada corporation. On November 6, 2006, Panda Ethanol, Inc. (a Delaware corporation), which is referred to in this annual report as Panda Ethanol—Delaware, merged with and into Cirracor, Inc., which we refer to as Cirracor, a Nevada corporation. The surviving Nevada corporation after the merger changed its name to “Panda Ethanol, Inc.” In this annual report on Form 10-K, the words “Company,” “we,” “our,” “ours” and “us” refer to the surviving company after the merger and its subsidiaries, unless otherwise stated or the context otherwise requires.
Overview
     Panda Ethanol, Inc. was organized to develop, own and operate innovative manure-fueled and natural gas-fueled ethanol plants and to service the growing demand for renewable fuels in the United States. Our first manure-fueled ethanol plant located in Hereford, Texas, sized and designed to produce 115 million denatured gallons of ethanol per year, or 115 MMGY, is currently estimated to begin producing ethanol in the third quarter of 2008. Due to market conditions, we are currently focusing on the completion of construction of our Hereford facility and are conducting only limited activity with respect to our other announced ethanol projects in Texas, Kansas and Colorado.
Destination Plant Advantages
     While most other ethanol plants are located in the Midwest, our Hereford plant is strategically sited in closer proximity to several large ethanol and distillers grains destination markets. Being physically closer to significant ethanol markets — such as Texas, Colorado and California — provides us with lower transportation costs to the blenders operating in those markets. Similarly, being close to cattle feedlots provides us with many revenue and cost advantages. For example, having local access to large cattle populations allows us to market our distillers grains on a wet basis. Because wet distillers grain, or WDGS, retains the nutrients otherwise burned off in the drying process or compromised during the transportation process, feedlot nutritionists typically prefer WDGS to dry distillers grain, or DDGS, due to their higher and generally more consistent nutritional feed value. The market price of distillers grains is often influenced by nutritional models that calculate the feed value of distillers grains by nutritional content. In addition to the revenue benefits we expect to enjoy by selling a favored product, our ability to sell WDGS locally allows us to not only minimize the transportation costs and quality control issues associated with shipping DDGS long distances, but also to avoid the energy costs associated with drying distillers grains, which typically exceed 35% of a traditional plant’s thermal energy costs. Finally, our proximity to such a vast concentration of cattle gives us access to the considerable amount of manure we need to fuel our large-scale ethanol production facility. We believe that the many revenue and cost advantages of our plant location outweighs the feedstock cost advantage that plants in the Midwest enjoy from their proximity to corn.
Biomass Gasification Advantages
     We believe that our biomass gasification strategy will give us significant economic advantages as compared to a natural gas-fueled facility. First, it reduces our exposure to natural gas prices, which is the second largest variable cost of a typical ethanol plant. Second, it provides us with increased price certainty for the cost of fuel. Third, it can provide us with a significant cost advantage depending on the prevailing price of natural gas. Fourth, by gasifying large amounts of cattle manure, we are helping to address an environmental problem in the communities in which we operate. Gasifying manure has the potential to yield certain financing advantages as well. For example, our Hereford facility secured $50 million of long-term tax-exempt bond financing (due July 2030) as a result of being classified as a solid waste disposal facility. In addition, we believe we will benefit from our ability to sell carbon credits.
Summary of Projects
     Hereford Facility. Our premier 115 MMGY ethanol facility is financed and under construction on a 383-acre site in Hereford, Texas. The facility will be equipped with a biomass gasification system designed to gasify approximately one billion pounds of cattle manure per year to generate the process steam required to manufacture ethanol. When finished, we believe that our first-of-its-kind, biomass-fueled ethanol facility will be one of the most energy-efficient ethanol refineries in the nation and the largest manure-fueled ethanol plant in the United States. The facility will also be equipped with back-up natural gas boilers designed to ensure operations on a continual basis, for example, when the gasifier is down for scheduled maintenance.
     We financed the project with a combination of municipal bonds, senior debt, subordinated debt and parent-level equity. The complex financing, together with our unique biomass gasification strategy, resulted in our project earning the “2006 North American Ethanol Deal of the Year” award by Project Finance Magazine.
     The Hereford facility is situated in the Texas Panhandle, which is one of the world’s largest commercial cattle feeding regions. There are approximately 3.5 million head of cattle on feed within 100 miles of our Hereford facility. Ready access to such a density of commercially-fed cattle is expected to yield us the following benefits:
•	An ample supply of low-cost biomass for our facility. The local feedlots within 50 miles of our Hereford facility generate approximately 4.2 billion pounds of manure annually, over four times the amount needed to fuel our facility. We have secured over two times our annual manure need, or approximately 2 billion pounds, pursuant to long-term supply contracts with 21 feedlots in the region.

•	Access to a large, local market for our WDGS. Our facility is expected to produce 312,000 tons per year (on a dry matter basis) of WDGS, which we estimate represents less than 20 percent of the local market’s potential annual demand.

•	Due to the high demand for feed, the Hereford area is one of the most liquid corn trading markets in the United States. This allows us to originate feedstock from multiple origins throughout the major corn growing regions, thereby mitigating our exposure to adverse local or regional growing conditions. Furthermore, our substantial 45-day grain storage capacity, about four times the amount of storage capacity of a typical Midwest facility, allows us to adequately supply not only our own feedstock needs but also enjoy potential trading opportunities in this liquid corn-trading market.

•	Access to existing rail infrastructure, especially the BNSF Railway main line that runs adjacent to our facility, which enables us to efficiently and economically transport approximately 440,000 bushels of corn into our facility via 110-car unit trains and 2.8 million gallons of denatured ethanol out to blenders via 95-car unit trains.
     Our Hereford facility is being constructed pursuant to a fixed-price, turnkey contract with Lurgi Inc., or Lurgi. The construction contract with Lurgi includes guaranteed dates for the achievement of construction milestones related to completion of our Hereford facility, and requires Lurgi to pay us liquidated damages if the milestones are not achieved by the guaranteed dates and for such time as the milestones are not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007, and were not met. We have withheld liquidated damages in the amount of $0.2 million and $5.8 million from payments to Lurgi as of December 31, 2007 and April 4, 2008, respectively. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million.
     We currently estimate that the Hereford facility will begin producing ethanol in the third quarter of 2008. Although Lurgi informed us that it had achieved 86% completion of the construction of the Hereford facility as of December 31, 2007, Lurgi’s January monthly report indicated a substantial completion date in the second quarter of 2008. Subsequent to receipt of the Lurgi January report, preliminary field testing revealed a soil settling problem with certain tanks at the Hereford facility. On March 20, 2008, Lurgi submitted a final remediation plan to address concerns related to the settling of the soil around these tank foundations and the potential settling of the soil around other tanks and bins at the Hereford facility. This plan was based on further geotechnical investigation and included the recommendations of independent consultants. Lurgi has commenced the corrective action necessary to reinforce the soil beneath the affected tanks and bins and to replace the structural backfill inside the concrete ringwall foundations that support certain tanks at the Hereford facility. The overall remediation plan is expected to be completed in the third quarter of 2008. The cost to perform the remediation activities is the responsibility of Lurgi in accordance with the engineering, procurement and construction, or EPC, contract. We will continue to incur significant expenses during the delay of startup of the Hereford facility primarily related to general and administrative expenses and interest expense on our project debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” on page 40.
     On April 2, 2008, Panda Hereford Ethanol, L.P., our wholly-owned subsidiary, and its lenders amended the Hereford senior credit facility to extend the deadline for substantial completion of the Hereford facility until September 30, 2008, the deadline for completion until

November 15, 2008, and the deadline for final acceptance until February 15, 2009. Additionally, among other things, the amendment requires Panda Hereford to (a) maintain sufficient available funds to achieve completion of the Hereford facility, including a minimum of $1 million in the construction budget to cover unanticipated construction contingencies, and (b) receive insurance proceeds of at least $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations. We have initiated claims under our property insurance policy for the Hereford facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford facility. There can be no assurance that the insurer will make a payment on such claim and, if a payment is made, that the payment will be adequate and timely. As a condition to the amendment, Panda Ethanol entered into a sponsor support agreement that obligates Panda Ethanol to make capital contributions to Panda Hereford as necessary to cause Panda Hereford to maintain the $1 million minimum contingency obligation under the senior credit facility. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the senior credit facility. We do not currently anticipate that Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement, however there is no assurance that capital contributions will not be required, and in the event that they are required, that we will have or be able to raise the funds necessary to make such contributions. See “Risk Factors—Risks Related to Our Indebtedness—Our ability to draw additional funds under the Hereford senior credit facility is subject to various conditions which we may be unable to satisfy” on page 18.
     Management believes the delay in completion of the Hereford facility resulting from the soil settling issues discussed above will have a negative impact on the liquidity of Panda Ethanol. Although we believe the existing financing for the Hereford facility is adequate for the completion of construction of the facility, the construction delay will postpone the commencement of commercial operations, which in turn will delay commencement of debt service payments to the lenders and cash distributions from the Hereford facility to Panda Ethanol. Additionally, cash flow sweep provisions in the senior and subordinated debt agreements will require up to 100% of excess cash flow, after scheduled debt service and capital expenditures, to be applied to reduce the senior and subordinated loan principal to specified target balances before cash distributions to Panda Ethanol can commence. As a result of the construction delay and the cash flow sweep provisions, management currently believes that cash distributions to Panda Ethanol from the Hereford facility will not commence until 2010. The impact of the delay in cash distributions on our cash requirements for overhead costs is partially mitigated by management fees paid to Panda Ethanol by the Hereford facility; however, these fees will not fully cover our cash requirements until cash distributions commence from the Hereford facility. Accordingly, we currently anticipate Panda Ethanol will need to obtain additional working capital as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
     Other Projects. Through additional wholly-owned project company subsidiaries, we are currently managing the development of other ethanol projects in Sherman County, Texas, Muleshoe, Texas, Haskell County, Kansas and Yuma, Colorado. Each of these projects is designed to produce up to 115 million gallons of denatured ethanol per year and approximately 312,000 tons per year of distiller grains (on a dry matter basis). We estimate that each facility, if completed, would process approximately 38 million bushels of corn per year. These projects are in various stages of development; however, based upon current corn, ethanol and gasoline prices and other market conditions, we determined that our ability to finance the continued development and construction of these projects is subject to significant uncertainty. In connection with the new organizational plan discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we will continue to manage these ethanol projects, but will limit the development activities and costs on such ethanol projects, at least until the ethanol markets improve and/or the Hereford facility begins to make cash distributions to us sufficient to cover our working capital needs. Accordingly, the timing, costs and likelihood of ultimate completion of these facilities are not known at this time. There can be no assurance that any or all of them will be completed.
     From the date of our inception (November 1, 2004) through December 31, 2007, we incurred an accumulated net loss of $35.6 million. Even with the implementation of the new organization plan discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we believe we will incur significant losses, primarily related to general and administrative expenses and interest expense on debt, at least until commercial operations commence at the Hereford facility.
     Panda Ethanol’s principal executive offices are located at 4100 Spring Valley, Suite 1002, Dallas, Texas 75244. Panda Ethanol’s telephone number is (972) 361-1200. Panda Ethanol’s corporate website can be accessed online at http://www.pandaethanol.com.

History of Panda Ethanol
     As Panda Energy International, Inc., or Panda Energy, the former parent of Panda Ethanol—Delaware, began developing a portfolio of ethanol projects, it recognized the need to concentrate its ethanol-related projects and resources in a separate entity to facilitate its growth within the ethanol market. In May 2006, Panda Energy formally completed this separation by incorporating Panda Ethanol, Inc. in Delaware and contributing its ethanol-related assets to Panda Ethanol—Delaware. Until June 7, 2006, Panda Ethanol—Delaware was a wholly-owned subsidiary of Panda Energy. On June 7, 2006, Panda Ethanol—Delaware closed a private placement of approximately 14.9 million shares of its common stock for total gross proceeds of approximately $90.0 million. After the private placement, Panda Energy owned 48% of the issued and outstanding shares of common stock of Panda Ethanol—Delaware. The proceeds from the private placement are being used to help finance the construction and operation of the Hereford facility. In July 2006, Panda Hereford Ethanol, L.P. completed project level debt financings aggregating approximately $188.1 million.
     On November 6, 2006, Panda Ethanol—Delaware merged with and into Cirracor, a Nevada corporation formed in October 2001, pursuant to a merger agreement dated May 18, 2006. Cirracor was formerly engaged in the business of designing and building web sites and web applications and provided web development services to enterprises of varying sizes. The surviving company of the reverse merger changed its name from “Cirracor, Inc.” to “Panda Ethanol, Inc.” and remains incorporated in the State of Nevada. Pursuant to the merger, each outstanding share of common stock of Panda Ethanol—Delaware was converted into the right to receive one share of Cirracor common stock with a total of 28,800,000 shares of Cirracor common stock issued for 28,800,000 shares of Panda Ethanol—Delaware common stock.
     On December 1, 2006, we sold 1,066,667 shares of our common stock in a private placement for total proceeds of $8 million, which is being used to fund working capital and project development expenses. Of these shares, 400,000 were purchased by Panda Energy. Panda Energy now beneficially owns 46.2% of our common stock.
     On August 9, 2007, Panda Ethanol’s Board of Directors approved a new organizational plan to streamline costs and enable Panda Ethanol to focus on the construction and subsequent operation of the Hereford facility. The organizational plan was undertaken in response to tightening equity and credit markets and to help ensure that Panda Ethanol has adequate liquidity during the final construction phase of the Hereford facility. Five executive officers and a majority of additional developmental and administrative employees left Panda Ethanol and joined Panda Energy effective September 1, 2007. Most of the departing officers and employees remain available to provide services to Panda Ethanol as needed under the terms of a services arrangement, which is described under “—Employees.”
History of Panda Energy
     Panda Ethanol’s founder and current largest stockholder, Panda Energy, has developed, financed, constructed, owned and operated power generation facilities and other large scale, energy-related projects worldwide since 1982. Its team of professionals, many of whom are now dedicated Panda Ethanol employees, have developed, structured and financed complex, capital-intensive energy projects representing more than 9,000 megawatts of clean-energy technology with a total cost of over $5 billion. Some of the highlights of Panda Energy’s history include the following:
•	Partnered with leading industry and financial participants in domestic and international project financing, construction, ownership and operation of independent power projects.

•	Managed the construction of projects with multi-national contractors including Duke-Fluor Daniel, Raytheon, Hawker-Siddley, Harbin Power Engineering, China Gezhouba Construction and SNC Lavalin.

•	Designed, sited, financed and concurrently constructed two gas-fueled merchant electric generation facilities, which, at the time of construction, were the largest such facilities in the United States, totaling 4,400 megawatts, with $2.8 billion financing and more than 4,000 workers onsite at peak construction.
     We believe we are positioned to benefit from Panda Energy’s experience, relationships and experienced management team and employee base. Several members of our management team served in a leadership role at Panda Energy, and most of our employees at the corporate level are also former employees of Panda Energy. In addition, pursuant to a services agreement, Panda Ethanol may request services that we determine to be relevant or necessary from Panda Energy’s executives and other personnel, most of whom have been involved with our business since our inception.

Industry Background
     Ethanol is a type of alcohol produced by the fermentation of plant starches and sugars. In the United States, ethanol is typically produced from corn and other grain products, although in the future it may be economically produced from other biomass resources such as agricultural and forestry wastes or specially grown energy crops.
     Ethanol is marketed across the United States as a gasoline blend component to (i) help meet fuel emission standards, (ii) improve gasoline performance by increasing octane levels and (iii) extend fuel supplies. A small but growing amount of ethanol is also used as E85, a renewable fuels-driven blend comprised of 85% ethanol.
     Ethanol is generally priced using one of three methodologies: a negotiated fixed price, a price based upon the spot market price of ethanol at the time of shipment plus or minus a fixed amount, or a price based upon the price of wholesale gasoline plus a fixed amount. The principal factors historically affecting the price of ethanol are:
•	The Price of Gasoline. Because ethanol is sold in both discretionary markets and is used as both an additive to, and substitute for, gasoline, the price of ethanol over the long term has been highly correlated to the price of gasoline, which closely follows the price of oil;

•	Federal Ethanol Tax Incentives. The Volumetric Ethanol Excise Tax Credit, or VEETC, provides a $0.51 per gallon payment and incentive to refiners who blend ethanol with gasoline. This federal tax incentive enables blenders to pay a premium for ethanol relative to the price of gasoline since the higher price for the ethanol is offset by the amount of the tax credit. As a result, the per gallon price for ethanol has generally traded around the price of wholesale gasoline plus the value of the VEETC; and

•	Ethanol Industry Fundamentals (i.e. capacity and demand). The ethanol industry has experienced significant growth in recent years, both in terms of supply capacity and demand. In periods when supply has exceeded demand, the price of ethanol has tended to fall below the cost of wholesale gasoline plus the value of the VEETC. In periods when demand outpaced supply, the price of ethanol tended to be at or above the cost of wholesale gasoline plus the value of the VEETC.
     According to recent industry reports, nearly all domestic ethanol has been produced from corn fermentation and, as such, is primarily produced in the Midwestern corn-growing states. The principal factor affecting the cost to produce ethanol is the price of corn.
     According to the Renewable Fuels Association, or RFA, the U.S. fuel ethanol industry has experienced rapid growth, increasing annual production from 1.6 billion gallons in 2000 to 6.5 billion gallons in 2007. In addition, there is a significant amount of capacity being added to our industry. According to the RFA, approximately 5.2 billion gallons per year of production capacity was under construction as of March 4, 2008. We believe that positive blending economics, record-setting oil prices and continued bipartisan legislative support for renewable fuels, combined with the favorable performance and reduced emissions characteristics of ethanol and the other trends described below, will support increases in ethanol demand in the future.
•	Mandated Renewable Fuel Usage. The growth in ethanol usage has been supported by regulatory requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, enacted in December 2007, increased the federally-mandated usage of renewable fuels by petroleum refiners from 5.4 billion gallons to 9 billion gallons for 2008. The mandated usage of renewable biofuels increases to 15 billion gallons of corn-based ethanol per year in 2015.

•	Energy Independence. The percentage of oil imported from outside the United States has doubled over the past 21 years from 33% in 1986 to 66% in 2007. In addition, the United States imports approximately 10% of the refined product required to fuel the nation’s transportation needs. Political instability and attacks on oil infrastructure in the major oil producing nations periodically disrupt the flow of oil and have added a “risk premium” to world oil prices. At the same time, demand for oil has increased as developing nations such as China and India continue to industrialize. As a result, world crude oil prices recently topped $110 per barrel. Ethanol is a domestically-produced, renewable source of energy that increases the availability of domestic fuel supplies and helps to reduce the United States’ dependence on foreign oil.

•	Octane Enhancer. Ethanol, with an octane rating of 113, is used to increase the octane value of gasoline with which it is blended, thereby improving engine performance. It is used as an octane enhancer both for producing regular grade gasoline from lower octane blending stocks — including both reformulated gasoline blendstock for oxygenate blending and conventional gasoline blendstock for oxygenate blending — and for upgrading regular gasoline to premium grades.

•	Fuel Stock Extender. According to the Energy Information Administration, while domestic petroleum refinery output has increased by approximately 28% from 1980 to 2006, domestic gasoline product supplied has increased 40% over the same period. By blending ethanol with gasoline, refiners are able to expand the volume of the gasoline they are able to sell.

•	Growth in E85 Usage. E85 is a blended motor fuel containing 85% ethanol and 15% gasoline. According to the RFA, there were approximately 1,440 stations selling E85 and approximately 6 million vehicles capable of using the fuel in the United States as of December 31, 2007. While E85 currently represents less than 1% of the ethanol market, certain factors indicate the potential for future growth of E85 consumption. The Energy Independence and Security Act of 2007 increased the incentives available to stations that install E85 capable equipment. The major US automakers have announced initiatives to increase significantly production of flexible fuel vehicles. Additionally, several states, such as New York, Pennsylvania, Michigan and Missouri, have launched “Ethanol Corridor” initiatives which call for availability of E85 fuel at every service station along a major interstate.
Ethanol Production Process
     The production of ethanol from corn can be accomplished through one of two separate processes: wet milling and dry milling. The main difference between the two processes is in the initial treatment of the grain and the resulting co-products. We plan to use the dry milling process in our production of ethanol. We anticipate that our dry mill will yield approximately 2.8 gallons of denatured ethanol and 18 pounds of distillers grains (on a dry matter basis) per bushel of corn.
Dry Milling
     In the dry milling process, corn or other high-starch grains are first ground into meal and then slurried with water to form a mash. Enzymes are then added to the mash to convert the starch into the simple sugar, dextrose. Ammonia is also added for pH control and as a nutrient for the yeast. The mash is processed through a high temperature cooking procedure, which reduces bacteria levels prior to fermentation. The mash is then cooled and transferred to fermenters, where yeast is added and the conversion of sugar to ethanol and carbon dioxide begins.
     After fermentation, the resulting “beer” is transferred to distillation, where the ethanol is separated from the residual “stillage.” The ethanol is concentrated to 190 proof using conventional distillation methods and then is dehydrated to approximately 200 proof, representing 100% alcohol levels, in a molecular sieve system. The resulting anhydrous ethanol is then blended with about 5% denaturant, which is usually gasoline or natural gas liquids, and is then ready for shipment to market.
     The residual stillage is separated into a coarse grain portion and a liquid portion through a centrifugation process. The soluble liquid portion is concentrated to about 35% dissolved solids by an evaporation process. This intermediate state is called condensed distillers solubles, or syrup. The coarse grain and syrup portions are then mixed to produce WDGS or can be mixed and dried to produce DDGS. Both WDGS and DDGS are high-protein and high-energy animal feed products. We aim to recover approximately 30-35% of our corn costs related to the dry milling process through the sale of WDGS and, in some cases, DDGS.

Corn to Ethanol Conversion Process
     The following graphic depicts the ethanol cycle from field to market for an ethanol production facility equipped with a biomass gasification system, such as our Hereford facility:

Biomass Gasification Process
     Unlike other manure biomass facilities, which are much smaller in size and operate on the basis of anaerobic digestion, Panda Ethanol’s biomass facilities will be the first to utilize gasification technology which employs a bubbling fluidized-bed gasifier.
     In this process, the cattle manure is introduced into a bubbling sand bed which is maintained at a relatively low temperature. As the heat accelerates decomposition, the manure releases a synthetic gas which rises to the top of the fluid bed combustor and is then burned off.
     The result is a clean, odor-free conversion of the cattle manure to produce the steam necessary to process corn into ethanol.
Ethanol Co-Products
     Distillers Grain with Solubles. A co-product of dry milling ethanol production, DGS is a high-protein and high-energy animal feed. DGS consists of the concentrated nutrients (protein, fat, fiber, vitamins and minerals) remaining after the starch in the corn is converted to ethanol. DGS is a common ingredient in cattle diets, and is seeing increased utilization in poultry, swine and other livestock feed. Our facilities will utilize the latest DGS production technology and produce high quality DGS, which commands a premium over products from less modern plants.
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
     Most distillers grain produced by ethanol facilities is produced in the Midwest and is being dried by those facilities. Successful and profitable delivery of DDGS from the Midwest faces a number of challenges, including product inconsistency, handling difficulty and lower feed values. All of these challenges are mitigated with a consistent supply of WDGS from a local plant. Due to the unique livestock markets in which our manure-fueled facilities are situated, we will not be required to dry the distillers grains produced. This creates several advantages over having to dry the product. In addition to the nutritional advantage that WDGS has over DDGS, WDGS also possesses ration “conditioning” properties that reduce the time associated with training the livestock to make the DGS a part of their diet. The use of WDGS also reduces overall energy costs by eliminating the costs associated with drying the DGS. DDGS also become hard to handle as they are transported because of density and moisture problems causing the product to harden or set up. We anticipate that transportation cost savings will be a substantial advantage to the economic performance of our projects as feedyards and the growing dairy cattle market create the most concentrated demand markets in the United States.

Overview of Raw Material Supply, Pricing and Hedging
     We will seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn requirements on a fixed-price basis and by purchasing corn and natural gas futures contracts. To mitigate ethanol price risk, we plan to sell a portion of our production forward under fixed price and indexed contracts. The indexed contracts are typically referenced to a futures contract such as unleaded gasoline on the NYMEX, and we may hedge a portion of the price risk associated with index contracts by selling exchange-traded unleaded gasoline contracts. We believe our strategy of managing exposure to commodity price fluctuations will reduce somewhat the volatility of our results.
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
Marketing Arrangements
     Ethanol Marketing. From a strategic viewpoint, we are developing relationships with existing and potential ethanol buyers to be able to market and sell our product. We have entered into marketing agreements with Aventine Renewable Energy, Inc., or Aventine, for the marketing, billing, receipt of payment and other administrative services for substantially all of the ethanol that we will produce at our Hereford facility. If we construct facilities for our Yuma and Haskell projects, the marketing arrangement with Aventine will also cover any ethanol produced at those facilities. Under the terms of the agreements, we will sell our ethanol to Aventine for the price at which Aventine resells the ethanol, less costs of distribution and a sales commission. The agreements each have a two-year term from the date such facility begins operating and producing ethanol.
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
     Should we elect in the future to market and sell our own ethanol, we will need to establish our own marketing, distribution, transportation and storage infrastructure. This will involve obtaining sufficient numbers of railcars and storage depots near our customers and at other strategic locations to ensure efficient delivery of our finished ethanol product. We will also need to hire or outsource a marketing and sales force and logistical and other operational personnel to properly staff our distribution activities. In addition, we expect that our senior management will need to devote a larger portion of their time to the management of sales, marketing and distribution activities. Accordingly, an Aventine administered pool consisting of 100% of our own ethanol, if realized, would give us flexibility in the marketplace and the ability to phase in our own marketing efforts, depending on then current marketing conditions.
     Distillers Grains Marketing. We will market our distillers grains both nationally and locally either through our sales force or through third party marketers. Our DDGS will be primarily marketed nationally to agricultural customers for use in commercial feed. Our WDGS will be sold to agricultural customers for use in animal feed that is produced and consumed locally. These sales will be made pursuant to agreements typically lasting from six to 24 months. In markets with sufficient local livestock populations, we will market the DGS production as WDGS. To prevent depressing the local market price of DGS, in areas without sufficient livestock numbers to easily utilize the full plant production as WDGS, portions of the production will be dried and sold as DDGS. DDGS sales will typically be focused in areas of livestock concentration greater distances from the plant than wet product can be economically shipped.
Competition
     The market in which we will sell our ethanol is highly competitive. We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including the following principal competitive factors:
•	price;

•	reliability of our production processes and delivery schedule;

•	volume of ethanol produced and sold;

•	proximity to ethanol and WDGS markets;

•	proximity to feedstock;

•	management team;

•	facility size-economies of scale;

•	facility design efficiencies, such as double-loop railroad track and 45-day corn storage capacity at certain facilities whether currently under construction or as planned;

•	biomass application for process steam at certain facilities whether currently under construction or as planned;

•	price of raw materials, including corn, natural gas and steel;

•	EPC contractor availability; and

•	price and availability of labor.
     With respect to distillers grains, we will compete with other suppliers (i.e., other ethanol producers) as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product quality.
Legislation
     The fuel ethanol industry in the United States is highly dependent upon governmental regulations as described below.
     The Energy Policy Act of 2005. The Energy Policy Act of 2005 was a significant driver for the growth of the ethanol industry. First, it mandated a phase-in of the minimum volumes of renewable fuels that were to be introduced into the nation’s fuel supply over a seven year period. The Renewable Fuel Standard, or RFS, called for four billion gallons of renewable fuels to be blended into the fuel supply in 2006, annually increasing to 7.5 billion gallons by the end of 2012.

     Second, the Energy Policy Act of 2005 established anti-backsliding provisions to compensate for the Act’s elimination of the oxygenate requirement for reformulated gasoline (RFG). This requirement was previously established by the 1990 amendments to the Clean Air Act which required that gasoline contain at least two percent oxygen content by weight in order to help reduce smog in areas of the country deemed to have severe ozone pollution. The Energy Act established the anti-backsliding provisions to deter refiners from increasing the use of toxics in the production of gasoline. This served to sustain air quality emissions standards for the nation’s motor fuels and created a strong incentive to use ethanol in premium blends of RFG.
     Third, the Energy Policy Act of 2005 did not extend liability protection to refiners who used methyl tertiary butyl ether, or MTBE, the most common oxygenate used at the time by gasoline refiners. MTBE had been discovered in water supplies, and there were concerns that MTBE could be a human carcinogen. Because the Energy Policy Act did not provide liability protection to refiners, many abandoned its use as an oxygenate in favor of ethanol which is both biodegradable and water soluble.
     The Energy Independence and Security Act of 2007. In December 2007, President Bush signed the Energy Independence and Security Act (EISA) into law. The bill substantially raised the annual RFS targets that were originally put in place in the Energy Policy Act of 2005. EISA increased the 2008 renewable fuel standard, for example, from 5.4 billion gallons per year to 9.0 billion gallons per year. Under EISA, the annual requirement for the volume of renewable fuels to be produced and used in the nation’s fuel supply will progressively increase to 36 billion gallons per year by 2022. Of this amount, 21 billion gallons is to come from “advanced” biofuels such as cellulosic ethanol. The annual requirement for “conventional,” or corn-based, ethanol will be capped at 15 billion gallons per year beginning in 2015.
     The bill allows for a waiver of the renewable fuels mandate under certain conditions. EISA authorizes the EPA Administrator, following public notice and comment, to waive the mandate if the Administrator determines that its implementation would severely harm the economy or the environment, or that there is inadequate domestic supply to meet the requirement. Given what we believe to be ethanol’s economic and environmental benefits, we expect that such a determination is unlikely.
     The Volumetric Ethanol Excise Tax Credit. Effective January 1, 2005, the Volumetric Ethanol Excise Tax Credit, or VEETC, provides gasoline distributers with a 51-cent per gallon tax credit for every gallon of ethanol blended with gasoline. Created in 2004, as part of the American Jobs Creation Act, the tax credit is currently set to expire on December 31, 2010.
     Federal Tariff on Imported Ethanol. In 1980, in an effort to spur the development of a domestic ethanol industry in the United States, Congress passed the Crude Oil Windfall Profits Tax Act. The Act established the first income tax credit for motor fuels blended with ethanol, allowing blenders to claim a per-gallon tax credit for every gallon of ethanol blended into the nation’s fuel supply. Subsequent to the passage of the Act, the Internal Revenue Service ruled that the tax incentives applied to all ethanol regardless of the nation of origin from which the ethanol was produced. In order to prevent U.S. taxpayers from indirectly subsidizing foreign-produced ethanol, Congress responded, in the Omnibus Reconciliation Act of 1980, by amending the U.S. tariff schedule to include an additional duty on imported ethanol. At present, the ethanol tariff is 54-cents per gallon and, unless extended, is currently scheduled to expire on January 1, 2009.
     Under the Caribbean Basin Economic Recovery Act, a limited amount of ethanol produced in 24 countries in Central America and the Caribbean Islands may enter the United States duty free. Based on the 6.46 billion gallon U.S. market for ethanol during the 12-month period ending on September 30, 2007, the quota for 2008 is 452.5 million gallons, or 7 percent of the U.S. ethanol market.
     The federal blenders’ credits and tariffs, in addition to other federal and state programs benefiting ethanol, generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures. Consequently, they might be the subject of challenges thereunder, in whole or in part.
     See “Item 1A.—Risk Factors—Risks Related to Government Regulation—The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation, and any changes in legislation or regulation could materially adversely affect our results of operations and financial condition” on page 28.

Environmental Matters
     Our planned future operations will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees and other health and safety matters. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations, injunctions and/or facility shutdowns.
     There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we will own or operate and at off-site locations where we have arranged or will arrange for the disposal of waste materials or hazardous substances. If these substances are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies or by private parties, we may be responsible under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), analogous state statutes or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at, on, under or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs.
     In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. We anticipate that the regulation of our business operations under environmental laws and regulations will increase and become more stringent over time. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our planned ethanol facilities. Present and future environmental laws and regulations (and related interpretations) applicable to our planned future operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions will be subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds.
     In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility.
     The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties, as well as fines and penalties under applicable environmental law. As protection against operating hazards, we maintain and plan to maintain insurance coverage against some, but not all, potential losses. Our coverage includes, or will include when appropriate, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is and will be adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.
     Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and its regulations. The Occupational Safety and Health Act hazard communication standard, the EPA’s community right-to-know regulations and similar state programs also may require us to organize and/or disclose information about hazardous materials used or produced in our operations.
     See “Item 1A.—Risk Factors—Risks Related to the Development and Construction of our Ethanol Plants—We are subject to environmental laws and permitting rules that may delay or prevent construction or operation or increase our costs” on page 21, “Item 1A.—Risk Factors—Risks Related to Government Regulation—We are subject to extensive environmental laws and regulations and the cost of compliance and/or non-compliance with these laws and regulations could have a material adverse effect on our business” on page 29 and “Item 1A.—Risk Factors—Risks Related to Government Regulation—We may be subject to legal actions brought by third parties for property damage or personal injury or for the remediation of contamination” on page 29.

Employees
     As of December 31, 2007, we had 77 employees, including 61 employees who were employed in various capacities related to operations at our Hereford facility. In connection with the new organizational plan adopted on August 9, 2007, and effective as of September 1, 2007, we entered into a services agreement with Panda Energy. Pursuant to the terms of the services agreement, Panda Energy and its affiliates provide us with various general administrative services, including human resources, government reporting, accounting, employee heath and safety, general corporate, legal, development and facilities, corporate communications, investor relations, corporate travel and provision of aircraft, and certain executive office functions services, and such other services as are relevant or necessary or as we may reasonably request as relevant or necessary. Such services are charged to us based on the allocable costs incurred by Panda Energy for performing such services (including an allocable charge for overhead costs) or an allocable portion of the charges paid by Panda Energy to a third party for performing such services. Compensation for non-labor services must be paid in cash. Compensation for labor related services must be paid in shares of our common stock. The charge for services rendered by Panda Energy under the services agreement for the period from September 1, 2007 through December 31, 2007 amounted to approximately $802,000, which was paid by issuance of 231,287 shares of our common stock to Panda Energy in January 2008. We expect to continue to request services from Panda Energy under the services agreement; however, the average monthly charge under the services agreement is expected to decrease in 2008 in comparison to the last four months of 2007 due to a decrease in our planned development and financing activities. Issuance of our stock to Panda Energy under the services agreement will result in dilution of the interests of our other stockholders. All of our employees and persons providing services under the services agreement are located in the U.S. None of our employees are covered by a collective bargaining agreement. We have had no labor-related work stoppages, and we believe we have positive relations with our employees.
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
     We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A—Risk Factors” in this annual report on Form 10-K and the following:
•	the effectiveness of the new organizational plan;

•	the availability of and necessity for continued access to former management;

•	our ability to obtain additional capital to finance our initiatives;

•	the time, cost and ability to construct or complete construction of our Hereford and other ethanol plants;

•	issues arising in connection with the development and construction of our projects, including those relating to permits, easements, site conditions, workmanship, process engineering, and conflicts of interest;

•	the projected growth or contraction of the ethanol market in which we will operate;

•	fluctuations in the market price of ethanol;

•	our business strategy for expanding, maintaining or contracting our presence in this market and related markets;

•	our ability to obtain the necessary capital to finance our initiatives;

•	the sale of interests in, or entry into, partnerships or joint ventures with respect to specific projects;

•	anticipated trends in our financial condition and results of operations;

•	our ability to distinguish ourselves from our current and future competitors;

•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	the renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives;

•	state and federal regulation restricting or banning the use of methyl tertiary butyl ether, or MTBE;

•	environmental laws and regulations applicable to our operations and the enforcement thereof; and

•	regulations related to homeland security;
•	changes in weather and general economic conditions;

•	overcapacity within the ethanol and petroleum production and refining industries;

•	total United States consumption of gasoline;

•	availability and costs of products and raw materials, particularly corn, natural gas, stainless steel and carbon steel;

•	labor costs;

•	labor relations;

•	fluctuations in petroleum prices;

•	our or our employees’ failure to comply with applicable laws and regulations;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations and restrictions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness;

•	changes in interest rates;

•	our ability to retain key employees;

•	liability resulting from actual or potential future litigation;

•	competition with respect to any of our products;

•	consolidation in the industry;

•	plant shutdowns or disruptions at our planned plant;

•	availability of shuttle trains, rail cars, trucks and barges;

•	risks regarding a loss of or substantial decrease in purchases by our major ethanol customers or any customer of our by-products;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and

•	risks related to diverting management’s attention from ongoing business operations.

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
Our current liquidity and anticipated cash flows raise substantial doubt about our ability to continue as a going concern.
     We have experienced continuing operating losses and delays in the construction of our Hereford facility. As a result, our current available cash and cash equivalents along with anticipated revenues may be insufficient to meet our anticipated cash needs until we begin to receive cash distributions from the Hereford facility, which is currently expected to occur in 2010. Consequently, our ability to continue as a going concern is likely contingent on us receiving additional funds in the form of equity or debt financing. If we are unable to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Certain individuals who perform services for us may have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to our Company.
     In connection with our new organizational plan effective September 1, 2007, five executive officers and a number of additional development and administrative employees left Panda Ethanol and joined Panda Energy. Some of the departing officers and employees continue to provide services to us under a services agreement. These individuals, who provide necessary services for us, may have other business and management responsibilities apart from our business and, accordingly, may experience conflicts of interest in allocating their time and services between us, Panda Energy and its affiliates. Such conflicts may compromise the individuals’ performance and efficacy in performing the necessary tasks and functions to our business and ultimately have a material adverse effect on our business.
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
Conflicts of interest may arise because Mr. Robert Carter, our Chairman, is also the Chairman and Chief Executive Officer and a significant stockholder of Panda Energy, our founder and largest stockholder, and Todd Carter, a member of our Board of Directors, is also the President of Panda Energy.
     Mr. Robert Carter, our Chairman, is also the Chairman and Chief Executive Officer and a significant stockholder of Panda Energy, our founder and approximately 46.2% stockholder. Mr. Todd Carter, a member of our Board of Directors, is also the President of Panda Energy. Messrs. Robert Carter and Todd Carter have fiduciary duties to Panda Energy which may conflict with our interests. Messrs. Robert Carter and Todd Carter, Panda Energy and its subsidiaries may also have pre-existing fiduciary and contractual obligations to other parties which may conflict with our interests. For example, in the course of their duties for Panda Energy, Mr. Robert Carter or Mr. Todd Carter may identify a business opportunity which could be appropriate for us, but they might be required to present that opportunity to Panda Energy as a result of their fiduciary obligations to Panda Energy and its subsidiaries. Panda Energy operates in the energy sector and could become involved in non-ethanol projects, ventures or investments that are competitive with us. In addition, there can be no assurance that Mr. Robert Carter, Mr. Todd Carter, Panda Energy or its subsidiaries will not invest or participate in other ethanol companies or ventures that compete with us or do business with any of our clients, customers, contractors or suppliers.
Panda Energy, our largest stockholder, may have the ability to exert significant influence over us and their interests may not coincide with the interest of other stockholders.
     Panda Energy owns approximately 46.2% of our outstanding common stock. As a result, Panda Energy can exert significant influence on matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and make some transactions more difficult or impossible without the support of Panda Energy. The interests of Panda Energy may not always coincide with our interests as a company or the interest of other stockholders and any conflict of interest may be resolved in a manner that does not favor our other stockholders. In addition, this significant concentration of share ownership and voting power may adversely affect the trading price for our common shares because investors may perceive disadvantages in owning stock in companies with a large or controlling stockholder.
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
     Our business model calls for us to form wholly-owned business entities to own each of our ethanol plants, which will be managed by a centralized management team. The demands on our management’s time from one ethanol plant or management’s attention to other related activities such as possible acquisitions and fund raising efforts may, from time to time, compete with the time and attention required for the operation of other ethanol plants. This division of our management’s time and attention among our ethanol plants and other related activities may make it difficult for us to realize the maximum return from any one plant. Further, to reduce expenses and create efficiencies, we intend to manage each of our ethanol plants under a similar management model. This common management strategy may also result in difficulties in achieving the maximum return from any one plant. If our common management strategy is not successful or if we are unable to address the unique challenges of each ethanol plant, the impact of this arrangement likely will be spread among all of our ethanol plants, resulting in greater potential harm to our business than if each ethanol plant were operated and managed independently.
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
Risks Related to our Indebtedness
Through our project subsidiaries, we will have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
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
     Our financing plan requires a significant amount of equity and debt financing. In addition to financing our operations through multiple equity capitalization offerings, we plan to employ significant leverage by borrowing funds from various commercial banks and financial companies, the obligations of which will be repaid from the operating cash flow of each project subsidiary and secured by the assets of each associated facility or business. The amount and nature of the debt financing that may be available to us is subject to fluctuating interest rates and an ever-evolving credit environment as well as general economic factors and other factors over which we have no control. The construction and start-up of each facility or any strategic acquisition is contingent on our ability to arrange debt financing from third party financing sources and our ability to raise additional equity. Based on current market conditions, the availability of financing is limited. None of our planned ethanol production facilities have committed financing, other than our Hereford facility. If the debt or equity financing we need is not available for any reason, we could be forced to abandon one or more of our projects which singularly or in the aggregate could adversely impact our business and could force us to abandon our business plan.
Our ability to draw additional funds under the Hereford senior credit facility is subject to various conditions which we may be unable to satisfy.
     Although Panda Hereford has executed loan agreements for the funding of the Hereford facility, additional draws under the senior credit facility for the Hereford facility are subject to various conditions, including our having no knowledge of any events that could cause the Hereford facility not to be completed on or before the date contemplated by the construction and draw schedule contained in the senior credit facility.
     On April 2, 2008, Panda Hereford and its lenders amended the senior credit facility to extend the deadline for substantial completion until September 30, 2008, the deadline for completion until November 15, 2008, and the deadline for final acceptance until February 15, 2009. Additionally, among other things, the amendment requires Panda Hereford to (a) maintain sufficient available funds to achieve completion of the Hereford facility, including a minimum of $1 million in the construction budget to cover unanticipated construction contingencies, and (b) receive insurance proceeds of at least $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations. We have initiated claims under our property insurance policy for the Hereford facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford facility. There can be no assurance that the insurer will make a payment on such claim and, if a payment is made, that the payment will be adequate and timely. As a condition to the amendment, Panda

Ethanol entered into a sponsor support agreement that obligates Panda Ethanol to make capital contributions to Panda Hereford as necessary to cause Panda Hereford to maintain the $1 million minimum contingency obligation under the senior credit facility. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the senior credit facility. There is no assurance that Panda Ethanol will not be required to make capital contributions pursuant to the sponsor support agreement, or that we will have or be able to raise the funds necessary to make such contributions.
     If further construction delays occur, Panda Hereford or Panda Ethanol is unable to maintain funds sufficient to satisfy the minimum contingency obligation or Panda Hereford does not receive the required minimum insurance proceeds, it may be necessary to request from the senior credit lenders an additional amendment to the Hereford financing agreement to change the required representations about completion of the Hereford facility or to modify Panda Hereford’s covenants. There can be no assurance that Panda Hereford will be successful in obtaining such an amendment. If Panda Hereford is unable to obtain such an amendment of the Hereford financing agreement, Panda Hereford will not be able to borrow under the Hereford financing agreement to complete construction of the facility, which may ultimately lead to an event of default at which point the lenders will have the right to declare the outstanding borrowings under the Hereford financing agreement to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the financing agreement, which consists of substantially all of the assets of the Hereford facility.
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
     The construction of our facilities is subject to risks inherent in any large construction project over which we have limited or no control. We may experience shortages of steel or other raw material supplies, adverse weather conditions, natural disasters, labor force shortages, work stoppages or other labor difficulties, or a variety of other factors, any of which, individually or in the aggregate, could cause significant delays or cost overruns. Any significant increase in the estimated construction cost of and in the estimated length of time for, one or more of our facilities could hinder our ability to complete construction and delay our ability to generate revenues and as a result could have a material adverse effect on our business and results of operations or even force us to abandon our business plan. For example, we previously extended our estimates for completion of the Hereford facility due to notification from Lurgi that it was behind in the construction schedule and it intended to make a claim for relief under the force majeure provisions of the EPC contract for the Hereford facility due to adverse weather and labor force shortages in 2007.
     According to the Renewable Fuels Association, or RFA, approximately 5.2 billion gallons per year of production capacity was under construction as of March 4, 2008. This level of activity has resulted in higher costs and shortages of contractors, engineering firms, construction firms and equipment suppliers. We may not be able to secure their services or products on a timely basis or on acceptable financial or commercial terms, or at all, which could prevent us from commencing operations as expected at our facilities.
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
     Any defects in material or workmanship may cause substantial delays in the commencement of operations of our facilities. Such defects at our Hereford facility have delayed commencement of commercial operations, which will have a significant impact on our liquidity. If defects are discovered after commencement of operations, or if our facilities fail to meet the performance criteria, substantial delays in the commencement of operations could occur which may have a material adverse effect on our business and results of operations.
     In addition, although our proposed Hereford facility is designed to produce up to 115 MMGY of denatured ethanol, the EPC contract with Lurgi only requires that the plant produce 105 MMGY of denatured ethanol. Accordingly, if the plant produces 105 MMGY or more but less than 115 MMGY of denatured ethanol, we will not have any recourse against Lurgi.
The condition or availability of our construction sites may differ from what we expect.
     If we encounter concealed or unknown conditions at our facility sites, then our general contractors may be entitled to an adjustment in the contract price and time for performance if the conditions affect its costs and performance time. Such adjustments could increase the cost of construction of our facilities and result in time delays. Concealed or unknown conditions include any concealed physical conditions at each site that materially differ from the conditions contemplated in the proposed project plans or from the geotechnical study performed on the property for each facility, or any unknown conditions that differ materially from the conditions ordinarily encountered in similar work. Although the site has been inspected, concealed or unknown conditions are often difficult to detect and there can be no assurance that we will not encounter them. In addition, only the sites for the Hereford and Yuma facilities are currently owned. Although the sites related to our other ethanol projects are under options to purchase, these options have specified expiration dates. To the extent we are unable to extend the expiration dates, or exercise the option to purchase such sites by the expiration date, we will have to seek another suitable location, which we may be unable to find on terms acceptable to us.
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
     If cash distributions from the Hereford facility are delayed or lower than anticipated, we would need to raise additional funds. Such financing might not be available on favorable terms, if at all, and would likely be senior to our existing stockholders. Additionally, the Company might need to restructure its existing debt financing.
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
Our plan to use cattle manure and cotton gin waste as fuel to generate steam for the ethanol production process at certain of our facilities, including our Hereford facility, is unique to the industry and has not been utilized to date in commercial quantities and may not be as successful as we expect.
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
     We expect that each of our manure-fueled facilities will annually consume approximately one billion pounds of cattle manure to produce an approximate 115 million gallons of denatured ethanol. Although we expect to be able to meet all of our cattle manure requirements locally, our business will depend on the continued availability of cattle manure. At our Hereford facility, for example, we currently have contracts with approximately 21 local feedlots and dairies that we expect to collectively meet the estimated annual manure need at the Hereford facility. On the other hand, significant limitations in the availability and thermal energy composition of cattle manure, along with loading and transportation costs, could increase overall costs at our manure-fueled facilities.
We may engage in hedging transactions which involve risks that can harm our business.
     In an attempt to partially offset the effects of the volatility of ethanol prices and corn and natural gas costs, we may take hedging positions in order to limit our exposure to commodity price fluctuations. These may include (i) purchasing corn through spot cash, fixed-price forward and delayed pricing contracts, (ii) utilizing hedging positions in the corn futures and options markets on the CBOT. to manage the risk of corn price fluctuations, (iii) entering into contracts to supply a portion of our ethanol production on a forward basis and, in connection with our corn hedging positions, to lock in specific “crush” margins for a portion of our corn requirements, (iv) hedging a portion of our exposure to natural gas price risk from time to time, by using fixed price or indexed physical contracts, and (v) establishing from time to time an unleaded gasoline hedge position using futures to reduce our exposure to unleaded gasoline price risk. The financial impact of these activities is dependent upon, among other things, the commodity futures prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults or, in the case of physical contracts, where there is a change in expected differential of an open position and the underlying price in the hedging agreement affecting the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position often settled in the same time frame as the physical commodity, is either purchased, as in the case of corn and natural gas, or sold as in the case of ethanol. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. We may also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. Our hedging activities may cause us to forego additional future profits or result in our making cash payments.
Increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial position.
     It is currently contemplated that we will use natural gas as a backup energy source in our manure-fueled facilities and as the primary/sole energy source in a select number of our facilities where biomass is not locally available in amounts that are either sufficient or economical to install and employ a biomass conversion system, such as our potential Yuma facility. The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas. We will rely upon third parties for our supply of natural gas. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to produce ethanol at our facilities that rely on natural gas as the primary thermal energy source.
Because the production of ethanol requires a significant supply of water and electricity, our business will be materially harmed if we are unable to obtain an adequate quality and quantity of water and electricity.
     Our facilities will require a significant and uninterrupted supply of water and electricity to operate. We have entered into agreements with local electric companies to provide our supply of electricity. We anticipate that we will either enter into arrangements with local municipalities to provide our supply of water, as with the Hereford facility, procure water on-site or rely on a combination of water sources. However, there can be no assurances that, with respect to water, we will be able to reach definitive agreements for our water supply. In the event that we do not procure water on-site or reach definitive agreements for our water supply, we may be required to expend significant amounts to drill wells and to provide for the necessary infrastructure for such well water to reach our planned facilities. In addition, there are no assurances that such water will be of an adequate quality. If the water quality from any of these sources is not adequate, we may, at greater cost to us, need to treat the water or find other sources. Further, certain of our facilities, including our Hereford facility located in the panhandle of Texas, are located in drought prone areas, and there is a possibility we may be unable to meet our water requirements using these sources in the event of a significant prolonged drought. In addition, there can be no assurances that the water and electricity companies will be able to reliably supply the water and electricity that we need at any of our facilities. If there is an interruption in the supply of water or electricity for any reason, we may be required to halt production. If production is halted for an extended period of time, or there is any interruption in the quantity or quality of our water or electricity, it may have a material adverse effect on our operations, cash flows and financial performance.
The transportation of feedstock to us and of ethanol and distillers grains to our customers will be affected by business risks that are largely out of our control, any of which could significantly reduce our revenues and operating margins.
     The operation of our facilities will depend on our ability to receive adequate amounts of feedstock (over and above our storage capability) in a timely manner and our failure to receive sufficient feedstock could have a material adverse effect on our production, revenues and results of operations. We anticipate purchasing corn and other feedstock from states in the Midwest, including Illinois and Nebraska, to be delivered to us by shuttle trains, rail, and truck. We will rely on third parties to transport feedstock to us and our ethanol and distillers grains to our customers. The transportation companies with whom we contract may be subject to risks that are largely out of their and our control, including weather, limitations on capacity in the transportation industry, security measures, fuel prices, taxes, license and registration fees, and insurance premiums. In addition, to the extent we will rely upon delivery by truck of feedstock, and where applicable, manure, to us and ethanol and distillers grains to our customers, we may be affected by any overall shortage of truck drivers caused by the Hazmat Threat Assessment Program implemented under the USA PATRIOT Act or any other security measures instituted as a result of the threat of terrorism. This shortage may result in increased shipping costs or delays in transport, which could adversely affect our production and profits.
Our dependency on the marketing efforts of Aventine for substantially all of the ethanol produced at our Hereford facility and our potential Haskell and Yuma facilities in accordance with certain marketing arrangements could have a material adverse effect on our business.
     We do not currently have our own sales force or sales organization to support the sale of ethanol. However, we may develop and staff a sales force in the future or enter into arrangements with other distributors similar to our arrangement with Aventine. Until that time, Aventine, a potential competitor of ours, will be the sole distributor of substantially all of the ethanol produced at our Hereford plant, our only plant currently under construction, and both of our Haskell and Yuma plants, if constructed. Accordingly, we will initially be dependent on one distributor and expect to rely heavily on its marketing efforts to successfully sell our product on behalf of at least three of our planned facilities.
     Because Aventine also sells ethanol for itself and a number of other producers, we have limited control over its sales efforts. In addition, a significant portion of our Hereford and, if constructed, Haskell and Yuma facilities accounts receivable may be attributable to Aventine, whose credit is currently rated below investment grade. We or Aventine may terminate these agreements upon the occurrence of an event of default by the other party. If Aventine were to default on payments to us, we could experience a material loss. If any of our agreements with Aventine terminate, we may seek other arrangements to sell our ethanol, including selling our product with our own sales personnel, but we can give no assurance that our sales efforts would achieve results comparable to those that may be achieved by Aventine.
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
     We have no history of producing WDGS and we have represented to feed buyers that our product will meet certain quality specifications. We may be unable to produce WDGS that conforms to such specifications on a consistent basis or ever, which could have a material adverse affect on our business. If we lost our local customer base, in order to market our distillers grains with solubles we would have to purchase and install dryers at certain of our ethanol facilities at a great expense and attempt to market dry distillers grains with solubles through marketing agreements with third parties.
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
     In the United States, we compete with other corn processors and refiners in a highly-competitive market. Some of our competitors are divisions of larger enterprises and have greater financial resources than we do. Although many of our competitors are larger than we are, we also have smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in the ethanol industry. According to the RFA, as of March 4, 2008, the top five domestic producers of ethanol accounted for approximately 41% of all production capacity. The remaining production was generated by more than 125 smaller producers and farmer-owned cooperatives.
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
     Moreover, according to the RFA, domestic annual production has increased from 1.6 billion gallons per year in 2000 to 6.5 billion gallons in 2007. In addition, there is a significant amount of capacity being added to our industry. According to the RFA, there was approximately 8.2 billion gallons per year of existing capacity and an additional 5.2 billion gallons per year of production capacity under construction as of March 4, 2008. This capacity is being added to address anticipated increases in demand. Demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or may not increase at all. If the ethanol industry has excess capacity and such excess capacity results in a fall in ethanol prices, it would have an adverse impact on our results of operations, cash flows and financial condition. Excess capacity may result from the increases in capacity coupled with insufficient demand. Demand could be impaired due to a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased gasoline or oil prices. For example, price increases could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increased. Demand for ethanol can also fall if gasoline prices decrease because ethanol is used as a potential substitute for gasoline. Lastly, ethanol is not the only product that can be added to gasoline to reduce emissions and increase octane levels. Oil companies have historically used MTBE as a fuel additive to reduce emissions, and although the use of MTBE has been limited or banned in 25 states due to potentially adverse environmental effects from its production, it is still used by several major oil companies in some markets. Alternatives to ethanol and MTBE are continually under development and existing alternatives, such as alkylates, isooctane and ethyl tertiary butyl ether, or ETBE, may become more cost effective. Our competitors may be able to successfully develop and market alternatives to ethanol which could adversely affect our business and results of operations.
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
     The elimination of or significant reduction in federal ethanol tax incentives could have a material adverse effect on our results of operations and financial condition. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. For example, effective January 1, 2005, the Volumetric Ethanol Excise Tax Credit, or VEETC, provides gasoline distributers with a $0.51 per gallon tax credit for every gallon of ethanol blended with gasoline. We cannot provide any assurance that this tax incentive will be renewed in 2010 or, if renewed, on what terms it will be renewed. The elimination or any significant reduction in this federal ethanol tax incentive, or any ethanol tax incentive, may have a material adverse effect on our results of operations and financial condition.
     The sustainability of the renewable fuel standard, or RFS, as established in the Energy Policy Act of 2005 and expanded in the Energy Independence and Security Act of 2007 is unknown. The RFS mandates a phase-in of the minimum volumes of renewable fuels to be introduced into the nation’s fuel supply over a fifteen-year period. While it is generally expected that the RFS will result in an increased demand for ethanol, there can be no assurance that this outcome will occur or that the annual targets set forth in the RFS can be met. Should the industry fail to achieve the production targets set forth in the RFS, Congress could eliminate the fuel mandate in its entirety. Even if the annual targets are met, the actual demand for ethanol may increase at a lower rate than the rate of production, resulting in excess production capacity in the ethanol industry, which would negatively affect our results of operations, financial position and cash flows. Additionally, the Energy Independence and Security Act allows for a waiver of the renewable fuels mandate under certain conditions. For example, the EPA Administrator is authorized, following public notice and comment, to waive the fuel mandate if the EPA Administrator determines that its implementation would severely harm the economy or the environment, or that there is inadequate domestic supply to meet the requirement. Any major change in federal policy, including a decrease in ethanol production incentives, could have a material adverse effect on our operations and financial condition. .
     Disagreement in the scientific community about the wisdom of policies encouraging ethanol production exists. Some studies have challenged whether ethanol is an appropriate source of fuel and fuel additives because of concerns about its efficiency, potential health effects, costs and impact on air quality. At this time, federal energy policy, as set forth in the Energy Independence and Security Act of 2007, strongly supports ethanol production. However, if a consensus develops that there are energy efficiency concerns, adverse health effects or air quality issues with ethanol, or if ethanol production does not enhance our overall energy policy, our ability to economically produce and market ethanol could be materially and adversely affected.
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
     Our operations will expose us to liability for property damage, personal injury and the remediation of environmental contamination, including potential legal actions from third parties. Ethanol production, or the gasification of manure to fuel our facilities, may produce an odor which may be objectionable to surrounding residents and may increase dust in the vicinity of the plant due to our operations and the transportation of materials to and from our facilities. Such activities could subject us to nuisance, trespass or similar claims by our employees or property owners or residents in the vicinity of our facilities. The occurrence of events which result in significant personal injury or damage to property or third parties that is not fully covered by insurance could have a material adverse impact on our results of operations and financial condition.
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
Our common stock price may be volatile.
     The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors, including:
•	our operating performance and the performance of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

•	changes in earnings estimates or recommendations by research analysts who might follow us or other companies in our industry;

•	variations in general economic conditions;

•	the number of shares available to be publicly traded;

•	actions of our existing stockholders;

•	the arrival or departure of key personnel; and

•	other developments affecting us, our industry or our competitors.
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
     We expect to seek additional equity financing in the future, which may cause dilution to the holders of our common stock, and a reduction in their equity interest. Stockholders do not have any preemptive rights with regard to shares to be issued by us in the future in connection with any such additional equity financing. If we sell additional shares, the sale price of those shares could be higher or lower than the current stock price per share. If we issue additional shares at a lower price, the value of our outstanding shares may decrease. Issuances of additional shares may also have the effect of diluting or otherwise limiting stockholders’ voting or economic rights in our Company. Furthermore, we have a stock option pool representing up to 10% of the fully diluted stock of our Company to attract, retain and reward our key directors, managers and employees, which program would be dilutive to all existing stockholders although no awards have been made at this time. In addition, any charges incurred for labor-related services pursuant to that certain services agreement with Panda Energy are paid in our common stock, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Sales of our common stock may cause our stock price to decline.
     Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.
     We have registered for resale most of our outstanding common stock. The holders of these shares are permitted, subject to few limitations, to freely sell their shares. The average daily trading volume of our common stock on the OTCBB is very limited. As a result, even relatively small trades could potentially have a material adverse effect on the market price of our common stock.
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
Item 2. Properties
     Panda Ethanol’s corporate headquarters is located in Dallas, Texas. Below is a discussion of our material properties as of December 31, 2007.
Site Selection Criteria
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
Hereford Facility
     Our Hereford facility commenced site preparation in February 2006. The facility is located in Hereford, Texas, on a 383-acre site and is expected to produce up to 115 million gallons of denatured ethanol per year. The facility is designed to generate process steam by gasifying cattle manure collected from local feedlots; however, the facility will also be equipped with back-up natural gas boilers designed to ensure operations on a continual basis. We estimate that the facility will use approximately 38 million bushels of corn per year in its production process, purchased from many different suppliers and transported in shuttle trains from the Midwest. In addition to ethanol, the facility is expected to produce approximately 312,000 tons per year (on a dry matter basis) of WDGS, which we will market to local feedlots. The facility will use Lurgi batch processes and is designed to operate on a continual basis. We received air permits for the Hereford project in October 2005, closed debt financing in July 2006 and began construction in August 2006. As a result of construction delays, we currently estimate that the Hereford facility will begin producing ethanol in the third quarter of 2008.
     Transportation and logistics. The Hereford facility will transport ethanol by rail and truck, as needed, and has significant capacity for each form of transportation. Logistics include on-site rail loading and truck loading systems. Depending on relative costs and need, transportation methods can be easily changed. The facility is located on the Burlington Northern Santa Fe railway and in close proximity to U.S. Highway 60. We installed a double loop track capable of unloading grain shuttle trains in less than 15 hours and loading unit ethanol trains in less than 40 hours. This capability will allow us to receive significant rail discounts and receive priority rail transportation routing.
     Energy agreements. We have entered into an agreement for the purchase of electricity with Xcel Energy. Our natural gas transportation for the facility will be provided by Natural Gas Pipeline Company of America via a 24 inch high pressure pipeline that crosses the property. BP will provide the gas supply for the facility. We have also entered into 21 agreements for the supply of cattle manure to be used at the Hereford facility. These contracts will provide cattle manure to meet the needs of the facility, at no cost to us, other than associated transportation costs. The feed lots party to the agreements will be required to provide an annualized amount of cattle manure, and we retain the right to reject any cattle manure. We are responsible for transportation of the cattle manure and have entered into trucking agreements for these transportation requirements.
Additional Sites
     Through additional wholly-owned project company subsidiaries, we are currently managing other ethanol projects in Sherman County, Texas, Muleshoe, Texas, Haskell County, Kansas and Yuma, Colorado. Each of these projects is designed to produce up to 115 million gallons of denatured ethanol per year and approximately 312,000 tons per year of distiller grains (on a dry matter basis). We estimate that each facility, if completed, would process approximately 38 million bushels of corn per year. These projects are in various stages of development; however, based upon current corn, ethanol and gasoline prices and other market conditions, we determined that our ability to finance the continued

development and construction of these projects is subject to significant uncertainty. In connection with the new organizational plan discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we will continue to manage these ethanol projects, but will limit the development activities and costs on such ethanol projects, at least until the ethanol markets improve and/or the Hereford facility begins to make cash distributions to us sufficient to cover our working capital needs. Accordingly, the timing, costs and likelihood of ultimate completion of these facilities are not known at this time. There can be no assurance that any or all of them will be completed.
     We purchased a 292-acre site for the Yuma facility and have optioned sites for the other facilities. We obtained air permits from the appropriate governing authorities for the projects. The air permit for the Haskell facility expired in September 2007, but we can reapply for a new permit with a nominal cost and effort.
     We anticipate that our facilities will operate on a continual basis and, where available, will utilize manure-fueled gasification technology as a thermal energy source. In such locations, in addition to the low-cost manure and other biomass, we anticipate that we will have access to a large WDGS market, a nation-wide market for DDGS, favorable ethanol transportation dynamics and certain economies of scale that will create an operational cost advantage over many similar competing facilities in the Midwest.
Item 3. Legal Proceedings
     Cordillera Fund, L.P., a stockholder of the Company, filed a petition against the Company in the 162nd Judicial District Court of Dallas County on November 30, 2007. The plaintiff’s petition asserts claims against the Company for negligence, fraud, and negligent misrepresentation in connection with the Company’s issuance of a press release in June 2007 announcing a proposed $140 million convertible notes offering to institutional investors. The notes were expected to be convertible into common stock at a per share price less than the current share price as reported on the OTC Bulletin Board at the time. Plaintiff asserts that the Company leaked inside information regarding the offering to certain stockholders before the June 2007 public announcement, and that the June 2007 notice was negligent and/or fraudulent and caused the value of the plaintiff’s investment in the Company to decline. Plaintiff seeks actual damages in excess of $800,000, exemplary damages, interest, court costs and any other relief the court may grant. The Company filed a plea to the jurisdiction and motion to dismiss the lawsuit on January 7, 2008. Following a hearing on March 24, 2008, the court communicated that it would grant our motion. Because a formal order has not yet been entered, it is unclear whether the court will allow the plaintiff to amend its complaint. In the event the plaintiff is allowed to re-plead and does, the Company intends to vigorously defend the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders
     Our 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on October 24, 2007 for the purpose of voting on the following proposals:
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
     Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition of management’s solicitation. The results of the tabulation of the votes cast at the Annual Meeting are as follows:
     Proposal 1. Election of Directors:

	Number of	Number of
Name	Votes Cast For	Votes Withheld
Robert W. Carter	19,790,997	0
Todd W. Carter	19,790,997	0
G. Michael Boswell	19,790,997	0
Donnell Brown	19,790,997	0
Philip D. English	19,790,997	0

Proposal 2. Approval of Incentive Plan:
For	18,955,627
Against	835,370
Abstain	0
Broker Non-Vote	0

Proposal 3. Ratification of Deloitte & Touche LLP:
For	19,790,997
Against	0
Abstain	0
Broker Non-Vote	0

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	High	Low

Fiscal year beginning January 1, 2006:
Fourth Quarter	11.000	5.000

Fiscal year beginning January 1, 2007:
First Quarter	12.000	8.750
Second Quarter	12.000	4.200
Third Quarter	4.950	2.800
Fourth Quarter	4.000	3.000
     As of March 31, 2008, 31,304,952 shares of our common stock were issued and outstanding held by 88 record holders.
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

Item 6. Selected Financial Data
     The following statement of operations data for the period from inception (November 1, 2004) to December 31, 2004 and for the years ended December 31, 2005, 2006 and 2007 have been derived from Panda Ethanol’s audited consolidated financial statements, which are contained in this annual report on Form 10-K.
     You should read this selected historical financial data together with the financial statements and their accompanying notes, and management’s discussion and analysis of operations and financial condition of Panda Ethanol, all of which are included in this annual report on Form 10-K.

	December 31,	December 31,	December 31,	December 31,
	2004	2005	2006	2007
Period/Year ended (1):
Net loss	$292,410	$6,599,091	$11,586,069	$17,116,054
Loss per common share	0.02	0.48	0.51	0.55

As of:
Total assets		4,859,964	241,628,913	236,875,992
Long-term obligations		—	148,330,848	151,392,933
Book value per common share		0.20	2.75	2.17

(1)	Inception through December 31, 2004 and years ended December 31, 2005, 2006 and 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this annual report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results and timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A—Risk Factors” on page 15 and the factors listed under “Item 1—Business—Forward-Looking Statements” on page 13.
Overview
     The following discussion should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2005, 2006 and 2007 and for the period from inception (November 1, 2004) through December 31, 2007 and the related notes included in this annual report on Form 10-K.
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
     We began construction of our manure-fueled, 115 million gallon design capacity denatured ethanol production facility in Hereford, Texas in August 2006. Our Hereford facility, which does not currently produce ethanol, is being constructed pursuant to a fixed-price, turnkey contract with Lurgi. The construction contract with Lurgi includes guaranteed dates for the achievement of construction milestones related to completion of our Hereford facility, and requires Lurgi to pay us for liquidated damages if the milestones are not achieved by the guaranteed dates and for such time as the milestones are not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. We have withheld liquidated damages in the amount of $0.2 million and $5.8 million from payments to Lurgi as of December 31, 2007 and April 4, 2008, respectively. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million.
     We currently estimate that the facility will begin producing ethanol in the third quarter of 2008. Although Lurgi informed us that it had achieved 86% completion of the construction of the Hereford facility as of December 31, 2007, Lurgi’s January monthly report indicated a substantial completion date in the second quarter of 2008. Subsequent to receipt of the Lurgi January report, preliminary field testing revealed a soil settling problem around the foundation of certain tanks at the Hereford facility. On March 20, 2008, Lurgi submitted a final remediation plan to address concerns related to the settling of the soil around these tank foundations and the potential settling of the soil around other tanks and bins at the Hereford facility. This plan was based on further geotechnical investigation and included the recommendations of independent consultants. Lurgi has commenced the corrective action necessary to reinforce the soil beneath the affected tanks and bins and to replace the structural backfill inside the concrete ringwall foundations that support certain tanks at the Hereford facility. The overall remediation plan is expected to be completed in the third quarter of 2008. The cost to perform the remediation activities is the responsibility of Lurgi in accordance with the EPC contract. We will continue to incur significant expenses during the delay of startup of the Hereford facility primarily related to general and administrative expenses and interest expense on our project debt.
     Management believes the delay in completion of the Hereford facility resulting from the soil settling issues discussed above will have a negative impact on the liquidity of Panda Ethanol. Although we believe the existing financing for the Hereford facility is adequate for the completion of construction of the facility, the construction delay will postpone the commencement of commercial operations, which in turn will delay commencement of debt service payments to the lenders and cash distributions from the Hereford facility to Panda Ethanol. Additionally, cash flow sweep provisions in the senior and subordinated debt agreements will require up to 100% of excess cash flow, after scheduled debt service and capital expenditures, to be applied to reduce the senior and subordinated loan principal to specified target balances before cash distributions to Panda Ethanol can commence. As a result of the construction delay and the cash flow sweep provisions, management currently believes that cash distributions to Panda Ethanol from the Hereford facility will not commence until 2010. The impact of the delay in cash distributions on our cash requirements for overhead costs is partially mitigated by management fees paid to Panda Ethanol by the Hereford facility; however, these fees will not fully cover our cash requirements until cash distributions commence from the Hereford facility. Accordingly, we currently anticipate we will need to obtain additional working capital as discussed in “—Liquidity and Capital Resources.”
     On April 2, 2008, Panda Hereford and its lenders amended the senior credit facility to extend the deadline for substantial completion of the Hereford facility until September 30, 2008, the deadline for completion until November 15, 2008, and the deadline for final acceptance until February 15, 2009. Additionally, among other things, the amendment requires Panda Hereford to (a) maintain sufficient available funds to achieve completion of the Hereford facility, including a minimum of $1 million in the construction budget to cover unanticipated construction contingencies, and (b) receive insurance proceeds of at least $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations. We have initiated claims under our property insurance policy for the Hereford facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford facility. There can be no assurance that the insurer will make a payment on such claim and, if a payment is made, that the payment will be adequate and timely. As a condition to the amendment, Panda Ethanol entered into a sponsor support agreement that obligates Panda Ethanol to make capital contributions to Panda Hereford as necessary to cause Panda Hereford to maintain the $1 million minimum contingency obligation under the senior credit facility. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the senior credit facility. We do not currently anticipate that Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement, however there is no assurance that capital contributions will not be required, and in the event that they are required, that we will have or be able to raise the funds necessary to make such contributions.
     If further construction delays occur, Panda Hereford or Panda Ethanol is unable to maintain funds sufficient to satisfy the minimum contingency obligation or Panda Hereford does not receive the required minimum insurance proceeds, it may be necessary to request from the senior credit lenders an additional amendment to the Hereford financing agreement to change the required representations about completion of the Hereford facility or to modify Panda Hereford’s covenants. There can be no assurance that Panda Hereford will be successful in obtaining such an amendment. If Panda Hereford is unable to obtain such an amendment of the Hereford financing agreement, Panda Hereford will not be able to borrow under the Hereford financing agreement to complete construction of the facility, which may ultimately lead to an event of default at which point the lenders will have the right to declare the outstanding borrowings under the Hereford financing agreement to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the financing agreement, which consists of substantially all of the assets of the Hereford facility.
     We are managing other projects to limit additional development activities and costs while maintaining an ability to proceed with development activities when market conditions improve; however, we are not seeking financing for other projects at this time. See “—Liquidity and Capital Resources” for a discussion of our limited development activity under a new organizational plan and the current uncertainty surrounding financing of the projects under the present market conditions.
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
     From the date of our inception (November 1, 2004) through December 31, 2007, we incurred an accumulated net loss of $35.6 million. Even with the implementation of the new organizational plan discussed under “—Liquidity and Capital Resources” below, we believe we will incur significant losses, primarily related to general and administrative expenses and interest expense on debt, at least until commercial operations commence at the Hereford facility. There is no assurance that we will be able to secure additional financing for other projects, or that we will be successful in our efforts to develop, construct and operate one or more ethanol plants. Even if we successfully meet all of these objectives and begin operations, there is no assurance that we will be able to operate profitably.

Summary of Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in this annual report on Form 10-K contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of investments available for sale and financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources. Additional discussion of estimates affecting the valuation of development costs, investments available for sale and financial derivatives is contained in "—Results of Operations” and “—Liquidity and Capital Resources” below and in the notes to our consolidated financial statements included in this annual report on Form 10-K.
Allocation of Expenses from the Former Parent
     We are in the development stage and were a wholly-owned subsidiary of Panda Energy until June 7, 2006. Until October 1, 2006, we had no employees nor offices. Prior to that date, our activities were conducted by Panda Energy employees in the offices of Panda Energy. Accordingly, our financial statements include development and administrative expenses allocated from Panda Energy, our former parent. Such allocated expenses include both salary and nonsalary costs. Allocation of salary costs from the former parent is performed on an individual employee basis and is based upon the proportionate share of each employee’s time dedicated to ethanol projects. Nonsalary costs which are not specifically identifiable to projects (such as employee benefits, office rent, information technology and other office expenses) are allocated from the former parent in proportion to allocated salary costs. Our management believes the allocation methodology is reasonable and represents management’s best available estimate of actual costs incurred for the ethanol development activities; however, such allocations may not necessarily be representative of the actual costs that we would have incurred as a stand-alone company.
     Effective October 1, 2006, all of the Panda Energy employees dedicated to ethanol-related activities on a full-time basis became employees of Panda Ethanol, and Panda Ethanol began paying substantially all of our own overhead costs. Under a transition services agreement, employees of both Panda Ethanol and Panda Energy continued to provide services on a limited basis to each other until the transition services agreement expired in June 2007. Effective September 1, 2007, in connection with a new organizational plan, five executive officers and a number of additional development and administrative employees left Panda Ethanol and returned to Panda Energy. See "—Liquidity and Capital Resources” below for information concerning the new organizational plan and a related new services agreement.
Results of Operations
For the year ended December 31, 2006 as compared to the year ended December 31, 2007
     We are in the development stage and had no operating revenues for the years ended December 31, 2006 and 2007. Our activities consist solely of developing and constructing projects for ethanol manufacturing facilities.
     Development and administrative expenses allocated from the former parent decreased from $6.4 million for the year ended December 31, 2006 to $1.4 million for the year ended December 31, 2007. The decrease was caused by the change in our administrative structure, which was effective October 1, 2006 as discussed above under “—Allocation of Expenses from the Former Parent.”
     Other development and administrative expenses increased from $7.0 million in the year ended December 31, 2006 to $18.7 million in the year ended December 31, 2007. The increase was primarily attributable to the change in our administrative structure, which was effective October 1, 2006 and modified effective September 1, 2007 as discussed above under “Allocation of Expenses from the Former Parent,” in addition to a higher level of development and administrative activity during the year ended December 31, 2007 and costs related to withdrawn or postponed financing transactions for the Yuma project. As a result of the change in administrative structure, overhead costs of approximately $6.5 million incurred during the year ended December 31, 2007, which would previously have been reflected in expenses allocated from the former parent, were instead reflected in other development and administrative expenses. In connection with the withdrawal of a private offering of convertible notes related to the Yuma project and the indefinite postponement of a related senior debt transaction, we incurred $2.0 million of financing-related expenses in 2007, which consisted primarily of legal fees and a $0.5 million termination fee. Additionally, we incurred expenses of $0.8 million for cancellation of a Yuma construction-related contract. As a result of the delay in commencement of commercial operations at the Hereford facility, we accrued $2.8 million for the estimated loss on minimum service payments under certain trucking agreements. In addition to the above, this expense category for 2007 included legal and accounting fees of $1.3 million, pre-operating expenses for the Hereford facility of $3.0 million, insurance expense of $1.0 million and other expenses of $1.3 million. In 2006, this expense category included legal fees and other expenses of $1.6 million attributable to the merger transaction, overhead costs and development expenses.
     We recorded a provision for impairment of development projects of $3.1 million in the year ended December 31, 2007, compared with no such provision in the year ended December 31, 2006. In connection with the preparation of this annual report on Form 10-K, we conducted a review of our development projects in light of the current industry outlook. Based upon current ethanol, corn and gasoline prices, we determined that our ability to finance the continued development and construction of such projects is subject to significant uncertainty, with the exception of the Hereford facility which is fully financed and in the late stage of construction. Total costs incurred with respect to the other development projects at December 31, 2007 was $3.8 million. Due to the significant uncertainty surrounding the other develoment projects, we estimate that they were fully impaired at December 31, 2007, with the exception of the land acquired in 2007 for the Yuma project at a cost of $0.7 million, which we believe is recoverable. Accordingly, capitalized development costs of $3.1 million were charged to expense through a provision for impairment in 2007, recognizing the uncertainty surrounding recovery of the costs incurred. As discussed below under “—Liquidity and Capital Resources” and in Note 1 to the accompanying financial statements, uncertainty with respect to our ability to obtain additional financing raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that we are unable to obtain sufficient additional financing.
     Interest income increased from $3.7 million for the year ended December 31, 2006 to $4.8 million for the year ended December 31, 2007, reflecting a longer period in 2007 during which funds were available for investment, as our equity and debt financing transactions occurred in mid-2006. Interest expense decreased from $3.1 million in 2006 to $2.6 million in 2007, reflecting higher capitalized interest in 2007 due to the higher cumulative construction cost of the Hereford facility. Depreciation and amortization of debt issuance costs amounted to $0.3 million in both 2006 and 2007. A provision for impairment of investments available for sale of $0.9 million was recognized in 2007 to reflect an other than temporary decline in the estimated fair value of auction rate securities. No such provision was required in 2006. See further discussion of the impairment of auction rate securities under “—Liquidity and Capital Resources” below. A gain on settlement of forward contracts in the amount of $0.3 million was realized in 2007. No such transactions occurred in 2006. Income from the change in fair value of financial derivatives increased from $1.5 million in 2006 to $4.7 million in 2007. The change in fair value of financial derivatives in 2006 and 2007 resulted primarily from declines in the projected profitability for the Hereford facility, which were caused by a reduced industry outlook for the spread between ethanol and corn prices, and additionally in 2007 by market value adjustments for certain commodity positions resulting from the Hereford facility construction delays.
For the year ended December 31, 2005 as compared to the year ended December 31, 2006
     We are in the development stage and had no operating revenues for the years ended December 31, 2005 and 2006. Our activities consist solely of developing and constructing projects for ethanol manufacturing facilities.
     Development and administrative expenses allocated from the former parent increased from $5.5 million for the year ended December 31, 2005 to $6.4 million for the year ended December 31, 2006. The increase was caused by the significant growth in development activity during 2006. Development activity accelerated during 2005 and 2006 as additional employees became involved in ethanol project development activities.
     Other development and administrative expenses increased from $1.1 million in the year ended December 31, 2005 to $7.0 million in the year ended December 31, 2006. As with the expenses allocated from the former parent discussed above, the increase was primarily attributable to the growth in development activity during 2006. Effective October 1, 2006, all of the Panda Energy’s employees dedicated to ethanol-related activities on a full-time basis became our employees, and Panda Ethanol began paying substantially all of its own overhead costs. As a result, salaries and general overhead costs incurred in the fourth quarter of 2006 which would previously have been reflected in expenses allocated from the former parent were instead reflected in other development and administrative expenses. In addition to salaries and general overhead costs for the fourth quarter of 2006 of $3.2 million, this expense category included legal fees and other expenses of $1.6 million attributable to the merger transaction in the 2006 period.
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
Liquidity and Capital Resources
     We are in the development stage and do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. As a result of the construction delays discussed above, we currently estimate that our first ethanol plant, the Hereford facility, will begin the production of ethanol in the third quarter of 2008.
     We had cash of $0.7 million, investments available for sale of $14.7 million, restricted cash of $135.6 million, restricted short-term investments of $12.5 million and total current liabilities of $7.9 million at December 31, 2006, and cash of $1.1 million, restricted cash of $37.5 million and total current liabilities of $18.1 million at December 31, 2007. The restricted cash and restricted short-term investments were restricted for use in connection with the construction of the Hereford facility.
     At December 31, 2006, investments available for sale of $14.7 million consisted of auction rate securities (“ARS”). During 2007, we liquidated a net amount of $13.8 million of ARS at par value. At December 31, 2007, we held $0.9 million par value of ARS from a single issuer. As discussed in Note 8 to the accompanying financial statements, the auctions for the remaining security have failed beginning in August 2007 and we have been unable to liquidate our position in the security; however, the security has continued to perform according to its stated terms. We have been unable to identify any market activity in the security and, in light of current credit market conditions, we believe an other than temporary decline in the value of the security has occurred. Based on current credit market conditions and the lack of market activity in the security, we have concluded that the security should be considered fully impaired at December 31, 2007. Accordingly, the carrying value of the security has been reduced by $0.9 million at December 31, 2007, to a net carrying value of zero, through a charge to earnings to provide for the estimated potential loss in value. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in the security.
     From the date of our inception (November 1, 2004) through December 31, 2007, we incurred an accumulated net loss of $35.6 million. Even with the implementation of the new organizational plan discussed below, we believe we will incur significant losses, primarily related to general and administrative expenses and interest expense on debt, at least until commercial operations commence at the Hereford facility.
     Our Hereford facility commenced site preparation in February 2006 and construction in August 2006. Lurgi, the construction contractor, designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is approximately $162 million. Energy Products of Idaho, Inc. (“EPI”) has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $26 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $269 million. The construction contract with Lurgi includes guaranteed dates for the achievement of construction milestones related to completion of our Hereford facility, and requires Lurgi to pay us liquidated damages if the milestones are not achieved by the guaranteed dates and for such time as the milestones are not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. We have withheld liquidated damages in the amount of $0.2 million and $5.8 million from payments to Lurgi as of December 31, 2007 and April 4, 2008, respectively. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million.
     Management believes the delay in completion of the Hereford facility resulting from the soil settling issues discussed above will have a negative impact on the liquidity of Panda Ethanol. Although we believe the existing financing for the Hereford facility is adequate for the completion of construction of the facility, the construction delay will postpone the commencement of commercial operations, which in turn will delay commencement of debt service payments to the lenders and cash distributions from the Hereford facility to Panda Ethanol. Additionally, cash flow sweep provisions in the senior and subordinated debt agreements will require up to 100% of excess cash flow, after scheduled debt service and capital expenditures, to be applied to reduce the senior and subordinated loan principal to specified target balances before cash distributions to Panda Ethanol can commence. As a result of the construction delay and the cash flow sweep provisions, management currently believes that cash distributions to Panda Ethanol from the Hereford facility will not commence until 2010. The impact of the delay in cash distributions on our cash requirements for overhead costs is partially mitigated by management fees paid to Panda Ethanol by the Hereford facility; however, these fees will not fully cover our cash requirements until cash distributions commence from the Hereford facility. Accordingly, we currently anticipate we will need to obtain additional working capital as discussed below.
     On July 10, 2007, we announced that we had withdrawn our private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes which was previously announced on June 5, 2007. The offering was withdrawn because management believed that current market conditions were not conducive to achieving a per-share valuation which reflected the long-term value of our common stock. The funds from the proposed offering had been slated for construction of our ethanol facility in Yuma, Colorado and for general corporate purposes, including working capital. Due to the withdrawal of the private offering, management determined that we would not have sufficient working capital to continue our development activities to the extent originally planned. On August 9, 2007, in response to the withdrawal of the private offering, expenditures in connection with the private offering effort and with the cancellation of a construction-related contract for the Yuma facility, and the impact of tightening credit markets, our Board of Directors approved a new organizational plan designed to reduce costs and enable us to focus on the construction and subsequent operation of the Hereford facility.
     As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left Panda Ethanol and joined Panda Energy effective September 1, 2007. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general. Under a new services agreement executed on November 9, 2007 and retroactive to September 1, 2007, these departing officers and employees are available to provide services to us on an as-needed basis. Under the services agreement, Panda Energy is compensated for services provided to us by Panda Energy employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services are paid in our common stock based on a calculation of the value weighted average price of our common stock for the last 10 trading days of each month. Stock for payment under the services agreement is issued quarterly, beginning in January 2008 for services rendered from September 1, 2007 through December 31, 2007. The charge for services rendered by Panda Energy under the services agreement for the period from September 1, 2007 through December 31, 2007 amounted to approximately $802,000, which was paid by issuance of 231,287 shares of our common stock to Panda Energy in January 2008. We expect to continue to request services from Panda Energy under the services agreement; however, the average monthly charge under the services agreement is expected to decrease in 2008 in comparison to the last four months of 2007 due to a decrease in our planned development and financing activities. Issuance of our stock to Panda Energy under the services agreement will result in dilution of the interests of our other stockholders. Under a registration rights agreement related to the services agreement, we are required to use our best efforts to file a registration statement with the SEC by March 31, 2009 with respect to the stock issued to Panda Energy. In the event that we fail to file a registration statement within the required timeframe, we will be required to pay to Panda Energy partial liquidated damages of 1% of the value of the stock issued to Panda Energy under the services agreement, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
     Although our operating expenses have been significantly reduced under the new organizational plan, the Hereford construction delay and the further delay in commencement of cash distributions from the facility, as discussed above, have had and will continue to have a negative impact on our liquidity. Management currently anticipates that we will need to obtain additional working capital of up to $1.5 million, in addition to the loan proceeds from Panda Energy we received in February 2008, as discussed below, until we begin to receive cash distributions from the Hereford facility, which is currently expected to occur in 2010. We are currently pursuing all available options to increase working capital, including securing additional financing.
     Management believes, but can offer no assurance, that such efforts to increase working capital will be achieved. This uncertainty raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that we are unable to obtain such additional working capital.
     On November 9, 2007, we executed a loan agreement with Panda Energy under which Panda Energy committed to loan a maximum of $1 million to us. No amounts had been borrowed under the agreement as of December 31, 2007; however, we borrowed $1 million under the agreement in February 2008. Amounts borrowed under the loan agreement bear interest at an annual rate of LIBOR plus 7.5% until March 31, 2009, and at an annual rate of 10% thereafter until maturity. Principal and all accrued interest will be payable on the maturity date of November 1, 2009. Additionally, we may be required to make mandatory prepayments of the principal depending on our cash flow, as defined in the agreement. The loan is collateralized by a security interest in substantially all of the assets of Panda Ethanol, including any cash, accounts receivable, investment securities, the ownership interests in all of its subsidiaries, and any related present or future income or distributions.
     In connection with the preparation of the financial statements included in this annual report on Form 10-K, we conducted a review of our development projects in light of the current industry outlook. Based upon current corn, ethanol and gasoline prices and other market conditions, we determined that our ability to finance the continued development and construction of our projects is subject to significant uncertainty, with the exception of the Hereford facility which is fully financed and in the late stage of construction. Total costs incurred with respect to the other development projects at December 31, 2007 was $3.8 million. Due to the significant uncertainty surrounding the other development projects, we estimate that they were fully impaired at December 31, 2007, with the exception of the land acquired in 2007 for the Yuma project at a cost of $0.7 million, which we believe is recoverable. Accordingly, capitalized development costs of approximately $3.1 million were charged to expense through a provision for impairment in 2007, recognizing the uncertainty surrounding recovery of the costs incurred. We have cancelled our plans to develop the Lincoln, Nebraska project and certain unannounced projects. In connection with the new organizational plan discussed above, we will continue to manage our other ethanol projects, but will limit the development activities and costs on such other ethanol projects, at least until the ethanol markets improve and/or the Hereford facility begins to make cash distributions to us sufficient to cover our working capital needs. Accordingly, the timing, costs and likelihood of ultimate completion of the Yuma, Haskell and other facilities are not known at this time.
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
Contractual Obligations
     The table below presents our contractual obligations as of December 31, 2007, in millions of dollars. We had no operating lease obligations as of December 31, 2007.

	Payments due by period
		Less			More
		than	1-3	3-5	than
Contractual obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations (1)	$214.7	$7.1	$55.0	$51.0	$101.6
Capital Lease Obligations	1.4	0.3	0.6	0.5	—
Construction-Related Purchase Obligations (2)	38.2	38.2	—	—	—
Other Purchase Obligations (3)	16.6	4.5	9.4	2.7	—
Other Long-Term Liabilities (4)	—	—	—	—	—

Total (4)	$270.9	$50.1	$65.0	$54.2	$101.6

(1)	The table includes scheduled principal, interest and fee payments related to our long-term debt outstanding as of December 31, 2007. Our long-term debt obligations are all related to the construction financing for the Hereford facility. As more fully discussed in Note 5 to our audited financial statements included in this annual report on Form 10-K, the amount and timing of payments may be affected by cash sweep provisions in the debt agreements which are based on the future operating cash flow of the Hereford facility. These cash sweep provisions, if applicable, would generally have the effect of accelerating principal payments on the debt as operating cash flow increases. Acceleration of principal payments under these provisions would generally reduce future interest cost since the amount of principal outstanding in future periods would be reduced. Also, we anticipate additional future borrowings under our construction debt facilities beyond the amounts outstanding at December 31, 2007, which will increase the future payment obligations accordingly.

(2)	We are obligated under construction-related contracts as more fully discussed in Note 3 to our audited financial statements included in this annual report on Form 10-K. The total obligations under these contracts were originally $190.7 million. Payments on these contracts through December 31, 2007 totaled $152.5 million, resulting in future obligations totaling $38.2 million. Payments generally become due under the contracts based on achievement of specified construction milestones. At December 31, 2007, $10.3 million of the future obligations under these contracts were included on the balance sheet in “accounts payable and accrued liabilities—property, plant and equipment.”

(3)	We have entered into agreements with two trucking firms to provide transportation of manure, ash and wet distiller’s grain for the Hereford facility. Under the agreements, we will pay for the services on a per-load basis; however, we are committed to pay for a specified minimum number of loads under each agreement, the estimated cost of which is reflected in the table above. Additionally, we have entered into purchase contracts to acquire certain quantities of corn and denaturant in 2008. As of December 31, 2007, we had purchase contracts for 6,020,000 bushels of corn and 30,000 barrels of denaturant pursuant to which the purchase price will be determined by the market price at the transaction date. Because the prices for these purchase commitments have not yet been determined, such commitments are not reflected in the table above. These obligations are more fully discussed in Note 7 to our audited financial statements included in this annual report on Form 10-K.

(4)	We have financial derivative obligations consisting of a royalty interest embedded in the subordinated debt obligation which is valued at $2.9 million and an interest rate swap agreement which is valued at $2.1 million. These obligations are more fully discussed in Notes 2 and 5 to our audited financial statements included in this annual report on Form 10-K. The value of the royalty interest is based on expected future operating cash flow of the Hereford facility. If the Hereford facility’s expected future operating cash flow increases, the value of the royalty interest liability would also increase. The value of the interest rate swap is based on expectations of future interest rates. If expectations of future interest rates increase, the value of the interest rate swap liability would decrease. We cannot reliably predict the amounts or timing of the derivative payments on a year-by-year basis and, accordingly, the derivative obligations are not included in the table above. Additionally, we have accrued an estimated liability of $0.5 million for unrecognized tax benefits under Financial Interpretation 48. The timing of the assertion of such liability by the taxing authorities, if any, cannot be determined and are not included in the table above. We believe the liability, if asserted by the taxing authorities, would be settled by carryback of anticipated losses from 2008 and 2009.
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
     We are a development stage company and are not presently conducting operations as an ethanol producer. We are currently subject to interest rate risk based on the interest rates charged on the borrowings of our wholly-owned subsidiary, Panda Hereford Ethanol, L.P. If and when we begin operations, we will also be exposed to the impact of market fluctuations associated with commodity prices as discussed below, and we are currently exposed to such fluctuations on a limited basis as discussed in Note 7 to our audited financial statements included in this annual report on Form 10-K. We currently do not have exposure to foreign currency risk.
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
Commodity Price Risk
     We expect to produce ethanol from corn, and our business will be sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also expect to use natural gas and gasoline in the ethanol production process at some of our facilities, and our business will be sensitive to changes in the price of natural gas and gasoline. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count and the amount of U.S. natural gas in underground storage during both the injection and withdrawal seasons. The price of gasoline is influenced by the availability of oil, driving demand and the level of stored stocks.
     We anticipate that we will attempt to reduce the market risk associated with fluctuations in the price of corn, natural gas and gasoline in addition to the price of ethanol by employing a variety of risk management strategies.
     We have entered into purchase contracts to acquire certain quantities of corn and denaturant in the future, which involved basis contracts entered into to secure a pricing differential into markets where we have transportation agreements. At December 31, 2007, we had purchase contracts for 6,020,000 bushels of corn and 30,000 barrels of denaturant in which the purchase price will be determined by the market price at the transaction date. We have not entered into any hedging transactions with respect to these purchase commitments. These contracts are considered to be derivative instruments under Statement of Financial Accounting Standards No. 133 (“SFAS 133”). These contracts originally qualified for the normal purchases exception under SFAS 133; however, due to the delay in completion of the Hereford facility, certain of these contracts no longer qualified for the normal purchases exception at December 31, 2007. Accordingly, unrealized gains of approximately $0.6 million with respect to these contracts have been recognized in earnings through the change in fair value of financial derivatives in 2007, and a financial derivative asset of approximately $0.6 million has been recognized on the balance sheet at December 31, 2007. Additionally, we realized a gain of $0.3 million from cancellation of corn purchase contracts in 2007.
     We have entered into sales contracts to provide certain quantities of WDGS in the future. At December 31, 2007, we had sales contracts for 681,000 tons of WDGS in which the sales price will be determined based on the market price of corn at the earlier of (a) the shipment date or (b) the date at which the customer elects to set the price. The sales price has not been determined for any of the agreements, and we have not entered into any hedging transactions with respect to these sales commitments as of December 31, 2007. The terms of the agreements range from one to two years from commencement of delivery. Under contracts for 316,000 tons of WDGS, the delivery commencement date will be determined by us; under contracts for the other 365,000 tons of WDGS, the delivery commencement date was contractually fixed at no later than January 1, 2008. As a result of the delays in completion of the Hereford facility, management determined that we would not be able to commence delivery by the required date and encouraged our customers to obtain alternate supplies during the construction delay period. Management believes that the customers have obtained alternate supplies; however, we remain obligated under the contracts if called upon by the customers. Based on current spot market prices at December 31, 2007, management estimates that we would incur a loss of $1.4 million in the event we were required to purchase alternate supplies to satisfy all contractual requirements until substantial completion of the Hereford facility, which is currently expected to occur by September 30, 2008. However, management currently believes that it is not probable that we will be called upon to satisfy the contractual requirements during the construction delay period.
Item 8. Financial Statements and Supplementary Data
     See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

Item 9A(T). Controls and Procedures
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
     Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.
     Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
     This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Changes in Internal Control over Financial Reporting
     There were no changes to our internal control over financial reporting during our last fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 11. Executive Compensation
     The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14. Principal Accountant Fees and Services
     The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Report.
1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2007

Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007 and for the period from inception (November 1, 2004) through December 31, 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2006 and 2007 and for the period from inception (November 1, 2004) through December 31, 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007 and for the period from inception (November 1, 2004) through December 31, 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule I, Condensed Financial Information of Registrant

3.	Exhibits required to be filed by Item 601 of Regulation S-K

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

4.7	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.1	Financing Agreement, dated as of July 28, 2006 by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.2	Indenture of Trust, dated as of as of July 1, 2006, by and between Red River Authority of Texas and The Bank of New York Trust Company, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.3	Transition Services Agreement dated as of June 7, 2006 between Panda Energy Management, L.P. and Panda Ethanol, Inc. , filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.4	First Amendment to Transition Services Agreement, dated as of October 7, 2006 between Panda Energy Management, L.P. and Panda Ethanol Management, LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.5	Letter Agreement for Reimbursement dated June 7, 2006, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

Exhibit
Number	Description
10.6(2)	The Panda Ethanol, Inc. 2006 Amended and Restated Long-Term Incentive Plan, dated as of June 7, 2006, filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.7	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.8	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.9	Industry Track Agreement, dated as of June 6, 2006 by and between BNSF Railway Company and Panda Hereford Ethanol, L.P, filed as Exhibit 10.9 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.10	Turnkey Engineering, Procurement and Construction Agreement for Ethanol Production Facility dated as of October 15, 2005, by and between Panda Hereford Ethanol, LP and Lurgi PSI, Inc., filed as Exhibit 10.10 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein

10.11	Ethanol Marketing Agreement dated as of October 13, 2005, by and between Aventine Renewable Energy, Inc. and Panda Hereford Ethanol, L.P., filed as Exhibit 10.11 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.12	Subordinated Debt Financing Agreement, dated as of July 28, 2006 by and between Panda Hereford Ethanol, L.P. and *****, filed as Exhibit 10.12 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.13	Second Amendment to Transition Services Agreement, dated as of March 30, 2007 between Panda Energy Management, L.P. and Panda Ethanol Management, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 30, 2007 and incorporated by reference herein.

10.14	Turnkey Engineering Procurement and Construction Contract for Ethanol Production Facility dated as of March 1, 2007, by and between Panda Yuma Ethanol, LP and Lurgi, Inc., filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

10.15(2)	Description of Director Compensation, filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

10.16(2)	Letter From Panda Energy International, Inc. to Mr. Michael Trentel dated November 14, 2005 and relating to an agreement regarding options to purchase common stock of Panda Energy International, Inc., filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

10.17(2)	Form of Nonstatutory Stock Option Agreement under the 2000 Stock Option Plan of Panda Energy International, Inc. Dated August 23, 2000, filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

10.18	Letter Agreement, dated as of May 29, 2007, by and between Panda Hereford Ethanol, L.P. and Société Générale, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 4, 2007 and incorporated by reference herein.

10.19	First Change Order to Turnkey Engineering, Procurement and Construction Agreement for Ethanol Production Facility, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 6, 2007 and incorporated by reference herein.

10.20	First Amendment to Financing Agreement and Depositary and Disbursement Agreement, dated as of June 15, 2007, by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2007 and incorporated by reference herein.

10.21	Services Agreement, effective as of September 1, 2007, by and between Panda Energy Management, LP and Panda Ethanol, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.22	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

Exhibit
Number	Description
10.23	Loan Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.24	Pledge, Assignment and Security Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.25	Pledge, Assignment and Security Agreement, dated as of November 9, 2007, by and between Panda Ethanol Holdings, LLC and Panda Energy International, Inc., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

21.1(1)	Subsidiaries of Panda Ethanol, Inc.

23.1(1)	Consent of Deloitte & Touche LLP.

31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     April 15, 2008.

PANDA ETHANOL, INC.
/s/ Darol Lindloff
Darol Lindloff,
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Darol Lindloff Darol Lindloff	Chief Executive Officer and President (Principal Executive Officer)	April 15, 2008

/s/ Natasha Ray Natasha Ray	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2008

/s/ Robert W. Carter Robert W. Carter	Director	April 15, 2008

/s/ Todd W. Carter Todd W. Carter	Director	April 15, 2008

/s/ G. Michael Boswell G. Michael Boswell	Director	April 15, 2008

/s/ Donnell Brown Donnell Brown	Director	April 15, 2008

/s/ Philip D. English Philip D. English	Director	April 15, 2008

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007 and for the period from inception (November 1, 2004) through December 31, 2007	F-4
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2006 and 2007 and for the period from inception (November 1, 2004) through December 31, 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007 and for the period from inception (November 1, 2004) through December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Panda Ethanol, Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of Panda Ethanol, Inc. and subsidiaries (the “Company”) (a development stage company) as of December 31, 2006 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and for the period from November 1, 2004 (date of inception) through December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and for the period from November 1, 2004 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note1 to the consolidated financial statements, the Company will need to secure additional financing to raise funds for its working capital requirements. This matter raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
DELOITTE & TOUCHE LLP
Dallas, Texas
April 15, 2008

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2007

	2006	2007
ASSETS

Current assets:
Cash and cash equivalents	$713,529	$1,127,913
Accounts receivable	—	353,516
Accounts receivable from former parent	32,265	4,754
Inventories	—	58,719
Investments available for sale	14,700,000	—
Prepaid expenses	932,214	660,054
Financial derivatives	—	611,450

Total current assets	16,378,008	2,816,406

Restricted cash and cash equivalents	135,607,427	37,464,207

Restricted short-term investments	12,495,335	—

Property, plant and equipment:
Construction in progress	66,087,367	184,494,094
Land	—	650,000
Development costs	2,084,463	—
Furniture, fixtures and equipment	76,693	2,464,045
Accumulated depreciation	(3,079)	(87,562)

Total property, plant and equipment, net	68,245,444	187,520,577

Deposits	—	965,575

Deferred income taxes	—	486,000

Debt issuance costs, net of accumulated amortization of $520,393 and $1,799,865 at December 31, 2006 and 2007, respectively	8,902,699	7,623,227

Total assets	$241,628,913	$236,875,992

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$6,309,361	$10,669,525
Accounts payable and accrued liabilities — operating expenses	1,051,919	4,664,110
Accounts payable to former parent — operating expenses	—	802,401
Current portion of financial derivatives	—	820,177
Current portion of capital lease obligations	—	197,499
Accrued interest and letter of credit fees	491,497	989,883

Total current liabilities	7,852,777	18,143,595

Financial derivatives	7,659,400	4,134,969

Long-term debt	136,369,890	141,596,623

Capital lease obligations	—	873,783

Other noncurrent liabilities	—	486,000

Commitments and contingencies (Notes 3, 5 and 7)

Temporary equity — payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,667 and 31,066,659 shares issued and outstanding at December 31, 2006 and 2007, respectively	31,067	31,067
Additional contributed capital	104,405,191	104,777,406
Accumulated other comprehensive loss	(513,400)	(1,875,385)
Deficit accumulated during the development stage	(18,477,570)	(35,593,624)

Total shareholders’ equity	85,445,288	67,339,464

Total liabilities and shareholders’ equity	$241,628,913	$236,875,992

See notes to consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 30, 2005, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2007

				Inception
	Year Ended December 31,			Through
	2005	2006	2007	December 31, 2007
Development and administrative expenses:
Development and administrative expenses allocated from former parent	$5,488,683	$6,411,285	$1,386,096	$13,555,839
Other development and administrative expenses	1,110,408	7,014,657	18,700,500	26,848,200
Provision for impairment of development projects	—	—	3,074,842	3,074,842

Total development and administrative expenses	6,599,091	13,425,942	23,161,438	43,478,881

Other expense (income):
Interest income	—	(3,730,833)	(4,821,992)	(8,552,825)
Interest expense and letter of credit fees	—	3,137,889	2,597,636	5,735,525
Amortization of debt issuance costs	—	271,992	206,779	478,771
Depreciation	—	3,079	84,482	87,561
Provision for impairment of investments available for sale	—	—	875,000	875,000
Gain on settlement of forward contracts	—	—	(309,600)	(309,600)
Change in fair value of financial derivatives	—	(1,522,000)	(4,677,689)	(6,199,689)

Total other expense (income)	—	(1,839,873)	(6,045,384)	(7,885,257)

Net loss	$6,599,091	$11,586,069	$17,116,054	$35,593,624

Net loss per common share —
basic and dilutive:

Net loss per common share	$0.48	$0.51	$0.55

Weighted average common shares outstanding — basic and dilutive	13,817,341	22,630,107	31,066,659

See notes to consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2004) THROUGH DECEMBER 31, 2004,
AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

							Deficit
						Accumulated	Accumulated		Total
			Common Stock		Additional	Other	During The	Total	Comprehensive
		Amount		Total Par	Contributed	Comprehensive	Development	Shareholders’	Income
	Date	Per Share	Shares	Value	Capital	Losses	Stage	Equity	(Loss)

Balance at inception	11/1/2004	$—	13,817,341	$13,817	$(13,817)	$—	$—	$—

Capital contributions from former parent			—	—	292,410	—	—	292,410
Net loss			—	—	—	—	(292,410)	(292,410)	$(292,410)

Balance, December 31, 2004			13,817,341	13,817	278,593	—	(292,410)	—

Capital contributions from former parent			—	—	9,416,082	—	—	9,416,082
Net loss			—	—	—	—	(6,599,091)	(6,599,091)	$(6,599,091)

Balance, December 31, 2005			13,817,341	13,817	9,694,675	—	(6,891,501)	2,816,991

Capital contributions from former parent			—	—	6,424,972	—	—	6,424,972
Capital distributions to former parent			—	—	(5,480,712)	—	—	(5,480,712)
Issuance of common stock to non-affiliates	6/7/2006	$6.01	14,982,659	14,983	86,143,580	—	—	86,158,563
Issuance of common stock in reverse merger transaction	11/6/2006	$—	1,200,000	1,200	(1,200)	—	—	—
Issuance of common stock to former parent	12/1/2006	$7.50	400,000	400	2,858,954	—	—	2,859,354
Issuance of common stock to non-affiliates	12/1/2006	$7.50	666,667	667	4,764,922	—	—	4,765,589
Unrealized loss on interest rate swap			—	—	—	(483,128)	—	(483,128)	$(483,128)
Reclassification adjustments for earnings realized in net loss			—	—	—	(30,272)	—	(30,272)	(30,272)
Net loss			—	—	—	—	(11,586,069)	(11,586,069)	(11,586,069)

Balance, December 31, 2006			31,066,667	31,067	104,405,191	(513,400)	(18,477,570)	85,445,288	$(12,099,469)

Fractional shares cancelled			(8)	—	—	—	—	—
Capital contributions from former parent			—	—	372,215	—	—	372,215
Unrealized loss on interest rate swap			—	—	—	(1,503,445)	—	(1,503,445)	$(1,503,445)
Reclassification adjustments for earnings realized in net loss			—	—	—	141,460	—	141,460	141,460
Net loss			—	—	—	—	(17,116,054)	(17,116,054)	(17,116,054)

Balance, December 31, 2007			31,066,659	$31,067	$104,777,406	$(1,875,385)	$(35,593,624)	$67,339,464	$(18,478,039)

See notes to consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 30, 2005, 2006 AND 2007,
AND FOR THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2007

	Year Ended December 31,			Inception Through
	2005	2006	2007	December 31, 2007

Operating activities:

Net loss	$(6,599,091)	$(11,586,069)	$(17,116,054)	$(35,593,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses contributed by former parent	—	—	103,993	103,993
Provision for impairment of development projects	—	—	3,074,842	3,074,842
Provision for impairment of investments available for sale	—	—	875,000	875,000
Interest expense added to debt principal	—	1,937,890	5,226,733	7,164,623
Amortization of debt issuance costs	—	271,992	206,779	478,771
Depreciation	—	—	84,482	87,561
Change in fair value of financial derivatives	—	(1,522,000)	(4,677,689)	(6,199,689)
Deferred tax benefit	—	—	(486,000)	(486,000)
Increase in accounts receivable	—	—	(353,516)	(353,516)
(Increase) decrease in accounts receivable from former parent	—	(32,265)	27,511	(4,754)
Increase in inventories	—	—	(58,719)	(58,719)
(Increase) decrease in prepaid expenses	—	(932,214)	272,160	(660,054)
Increase in accounts payable and accrued liabilities — operating expenses	56,465	995,454	3,612,191	4,664,110
Increase in accounts payable to former parent — operating expenses	—	—	1,070,623	1,070,623
Increase in accrued interest and letter of credit fees	—	491,497	498,386	989,883
Increase in other noncurrent liabilities	—	—	486,000	486,000

Net cash used in operating activities	(6,542,626)	(10,375,715)	(7,153,278)	(24,360,950)

Investing activities:

Purchases of investments available for sale	—	(83,025,000)	(11,000,000)	(94,025,000)
Sales of investments available for sale	—	68,325,000	24,825,000	93,150,000
(Increase) decrease in restricted cash and cash equivalents	(247,000)	(135,360,427)	98,143,220	(37,464,207)
(Increase) decrease in restricted short-term investments	—	(12,495,335)	12,495,335	—
Additions to property, plant and equipment	(2,601,413)	(59,086,269)	(115,440,486)	(177,131,247)
Increase in deposits	—	—	(965,575)	(965,575)

Net cash provided by (used in) investing activities	(2,848,413)	(221,642,031)	8,057,494	(216,436,029)

Financing activities:

Capital contributions from former parent	9,416,082	6,424,972	—	16,133,464
Capital distributions to former parent	—	(5,480,712)	—	(5,480,712)
Temporary equity advanced from former parent	—	4,301,558	—	4,301,558
Issuance of common stock to former parent	—	2,859,354	—	2,859,354
Issuance of common stock to non-affiliates	—	90,924,152	—	90,924,152
Repayment of capital lease obligations	—	—	(489,832)	(489,832)
Issuance of long-term debt and financial derivative	—	143,100,000	—	143,100,000
Debt issuance costs	—	(9,423,092)	—	(9,423,092)

Net cash provided by (used in) financing activities	9,416,082	232,706,232	(489,832)	241,924,892

Increase in cash and cash equivalents	25,043	688,486	414,384	1,127,913

Cash and cash equivalents, beginning of period	—	25,043	713,529	—

Cash and cash equivalents, end of period	$25,043	$713,529	$1,127,913	$1,127,913

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$1,986,508	$6,309,361	$10,669,525	$10,669,525
Property, plant and equipment acquired under capital leases	—	—	1,561,114	1,561,114
Interest cost accrued to long-term debt principal	—	1,937,890	5,226,733	7,164,623
Capital contributions from former parent:
By reduction of accounts payable	—	—	268,222	268,222
For operating expenses	—	—	103,993	103,993
Expenses financed under services agreement with former parent	—	—	802,401	802,401
See notes to consolidated financial statements.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2007,
For The Years Ended December 31, 2005, 2006 and 2007,
And For the Period from Inception (November 1, 2004) through December 31, 2007
1. ORGANIZATION AND BASIS OF PRESENTATION
     Panda Ethanol, Inc. (“Panda Ethanol” or collectively with its subsidiaries the “Company”) (a Nevada corporation), through various subsidiaries, holds a 100% interest in an ethanol manufacturing facility currently under construction in Hereford, Texas (“Hereford Facility”) and also holds 100% interests in ethanol projects under development in various states (see Note 3).
     Until June 7, 2006, the Company was a wholly owned subsidiary of Panda Energy International, Inc. (“PEII”). As of December 31, 2007 PEII held a 45.8% interest in the Company (see Note 4). PEII commenced development activities with respect to ethanol manufacturing facilities on November 1, 2004, which is the inception date of the accompanying financial statements. The financial statements are presented on a “carved out” basis and reflect the ethanol project development activities as if Panda Ethanol had been incorporated, with 13,817,341 common shares (par value $.001) initially outstanding and held by PEII, for all periods presented, until June 7, 2006 (see Note 4). The retrospective presentation under the current capital structure had no impact on net loss, any asset or liability, or net shareholders’ equity.
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
     Liquidity and Going Concern Considerations — As discussed in Note 3, in January 2008 the Company was notified of a soil settling problem with certain tanks at the Hereford Facility. The soil settling problem will delay completion of the Hereford Facility. The overall remediation plan is expected to be completed in the third quarter of 2008, and the Company currently believes that the Hereford Facility will begin producing ethanol in the third quarter of 2008. Management believes the delay in completion of the Hereford Facility resulting from the soil settling issues will have a negative impact on the Company’s liquidity. Although management believes the existing financing for the Hereford Facility is adequate for the completion of construction of the facility, the construction delay will postpone the commencement of commercial operations, which in turn will delay commencement of debt service payments to the lenders and cash distributions from the Hereford Facility to Panda Ethanol. Additionally, cash flow sweep provisions in the senior and subordinated debt agreements (as discussed in Note 5) will require up to 100% of excess cash flow, after scheduled debt service and capital expenditures, to be applied to reduce the debt principal to specified target balances before cash distributions to Panda Ethanol can commence.
     As a result of the construction delay for the Hereford Facility, the Company and the lenders amended the Senior Debt financing agreement on April 2, 2008 as discussed in Notes 3 and 5, to extend the deadlines for substantial completion, completion and final acceptance of the Hereford Facility until September 30, 2008, November 15, 2008 and February 15, 2009, respectively. Additionally, among other things, the amendment requires the Company to (a) maintain sufficient available funds to achieve completion of the Hereford Facility, including a minimum of $1 million to cover unanticipated construction contingencies, and (b) receive minimum insurance proceeds of $2 million by July 15, 2008 under claims related to the soil settling under certain tank foundations. The Company has initiated claims under its property insurance policy for the Hereford Facility for property damages resulting from the soil settling issues and for related losses from the delay in commencement of operations at the Hereford Facility. There can be no assurance that the insurer will make a payment on such claim and, if a payment is made, that the payment will be adequate and timely.
     As a condition to the amendment, Panda Ethanol entered into a sponsor support agreement that obligates Panda Ethanol to make capital contributions to the Hereford project subsidiary as necessary to maintain the $1 million minimum contingency obligation under the senior credit facility. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford Facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the senior credit facility. Management does not currently anticipate that Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement; however, there is no assurance that capital contributions will not be required, and in the event that they are required, that Panda Ethanol will have or be able to raise the funds necessary to make such contributions.
     As a result of the construction delay and the cash flow sweep provisions, management currently believes that cash distributions to Panda Ethanol from the Hereford Facility will not commence until 2010. The impact of the delay in cash distributions on Panda Ethanol’s cash requirements for overhead costs will be partially mitigated by management fees paid to Panda Ethanol by the Hereford Facility; however, these fees will not fully cover Panda Ethanol’s cash requirements until cash distributions commence from the Hereford Facility. Accordingly, management currently anticipates that Panda Ethanol will need to obtain additional working capital as discussed below.
     On July 10, 2007, the Company announced that it had withdrawn its private offering of $140 million aggregate principal amount of 6% convertible, redeemable senior notes which was previously announced on June 5, 2007. The offering was withdrawn because management believed that current market conditions were not conducive to achieving a per-share valuation which reflects the long-term value of the Company’s common stock. The funds from the proposed offering had been slated for construction of the Company’s ethanol facility in Yuma, Colorado and for general corporate purposes, including working capital. Due to the withdrawal of the private offering, management determined that the Company would not have sufficient working capital to continue its development activities to the extent originally planned. On August 9, 2007, in response to the withdrawal of the private offering and the impact of tightening credit markets, the Company’s Board of Directors approved a new organizational plan designed to reduce costs and enable the Company to focus on the construction and subsequent operation of the Hereford Facility.
     As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left the Company and joined PEII effective September 1, 2007. Under a services agreement executed on November 9, 2007 and retroactive to September 1, 2007, these departing officers and employees will be available to provide services to the Company on an as-needed basis. The services agreement is further discussed in Note 4. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general.
     Although the Company’s administrative expenses have been significantly reduced under the new organizational plan, the Hereford Facility construction delay and the further delay in commencement of cash distributions from the facility, as discussed above, have had and will continue to have a negative impact on the Company’s liquidity. Management currently anticipates that Panda Ethanol will need to obtain additional working capital of up to $1.5 million, in addition to the loan proceeds received from Panda Energy in February 2008 as discussed in Note 5, to finance working capital requirements until the Company begins to receive cash distributions from the Hereford Facility, which is currently expected to occur in 2010. The Company is currently pursuing all available options to increase working capital up to and including securing additional financing. Management believes, but can offer no assurance, that such efforts to increase working capital will be achieved. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is unable to obtain such additional working capital.
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
     Restricted cash and cash equivalents — Restricted cash and cash equivalents are highly liquid investments with original maturities of three months or less at date of purchase, the use of which is contractually restricted to construction of the Hereford Facility.
     Investments available for sale — Investments available for sale consist of auction-rate securities (“ARS”), which are securities with variable interest rates that are reset through a “dutch auction” process that generally occurs every 28 days for the securities held by the Company. The securities have historically been priced and traded as short-term instruments due to the interest rate reset mechanism. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, ARS are classified as “available for sale” and are stated at estimated fair value. As of December 31, 2007, the Company has experienced no realized gains or losses related to these securities; however, the Company’s remaining holding of these securities is impaired at December 31, 2007 as discussed in Note 8.
     Restricted short-term investments — Restricted short-term investments are highly liquid investments with original maturities of more than three months at date of purchase, the use of which is contractually restricted to construction of the Hereford Facility. The Company expects to hold such investments to maturity. The investments, which are carried at amortized cost, matured before March 31, 2007.
     Property, Plant and Equipment — Costs related to the projects under construction, including interest on funds borrowed to finance the construction of facilities, are capitalized as construction in progress. Construction in progress balances are transferred to ethanol manufacturing facilities when the assets are ready for their intended use. Costs of items which are not part of construction in progress are capitalized as furniture, fixtures and equipment. Costs of property, plant and equipment will be depreciated using the straight-line method over the expected useful lives of the related assets. Depreciation of the Hereford Facility will begin when commercial operations commence.
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
     Capitalization of interest — The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost , and SFAS No. 62, Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants. These standards require that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. For assets financed with restricted tax-exempt borrowings, SFAS No. 62 requires the capitalization of all interest cost incurred on such borrowings, less any interest earned on temporary investment of the proceeds of those borrowings, from the date of borrowing until the specified qualifying assets acquired with those borrowings are ready for their intended use.
     Asset Impairment — The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. As discussed at Note 3, the Company recognized an impairment of its development projects in 2007.

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
     Environmental expenditures are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded if environmental assessments and/or remedial efforts become probable, and the costs reasonably estimable. No such liabilities have been recorded as of December 31, 2007.
     Income Taxes — Deferred tax liabilities or assets are required to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is required for deferred tax assets in certain circumstances. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company adopted FIN 48 effective January 1, 2007. See Note 6.
     The Company was included in the consolidated federal income tax return of PEII for 2005 and for the portion of 2006 for which it was a wholly-owned subsidiary of PEII. PEII’s policy is to allocate income tax expense or benefits to the Company as if it filed a separate tax return. The Company filed a separate tax return for the portion of 2006 for which it was not a wholly-owned subsidiary of PEII, and will file a separate tax return for 2007. See Note 6.
     Derivative Financial Instruments and Hedging Activities — Derivative financial instruments are currently utilized by the Company to reduce its exposure to market risks from changes in interest rates. These derivative financial instruments consist of interest rate swaps. Additionally, the subordinated debt issued in connection with the Hereford Facility contains an embedded derivative financial instrument which is based upon certain future cash flows of the project (see Note 5). Periodically, the Company may enter into derivative financial instruments to hedge the price of commodities sold or used in production, such as ethanol or corn. The Company does not currently enter into derivative financial instruments for speculative or trading purposes. A derivative contract may be designated as a “normal” purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business. If designated as normal, the derivative contract is accounted for under the accrual method of accounting (not marked-to-market). Those contracts that do not meet the “normal” purchase or sale criteria are recorded on the balance sheet as either an asset or a liability measured at fair value. If the derivative contract qualifies for hedge accounting, the change in fair value of the derivative is recognized either currently in earnings or deferred in other comprehensive income depending on the type of hedge and to what extent the hedge is effective. If the derivative contract does not qualify as a hedge or is not designated as a hedge, the change in fair value of the derivative contract is recognized currently in earnings.
     The Company has designated, documented and assessed hedging relationships, which resulted in cash-flow hedges that require the Company to record the derivative instruments at fair value on its balance sheet with a corresponding charge or credit to other comprehensive loss. Any hedge ineffectiveness is recorded currently in earnings. Amounts are reclassified from other comprehensive losses into earnings as the underlying forecasted transactions occur. Contracts meeting the “normal” purchase or sale criteria are evaluated quarterly to ascertain that this designation continues to be appropriate based on the Company’s operating plans.
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
     Financial Instruments — Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of the Company’s financial instruments was determined using available market information and appropriate valuation methodologies. See Note 9 for further information concerning the fair value of the Company’s financial instruments.
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
      Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, that the implementation of SFAS 157 will have on its financial position or results of operations. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not amend or change the SEC staff’s previous positions in Staff Accounting Bulletin No. 99, Materiality , regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 did not have a material impact on its financial position, results of operations or cash flows.
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

     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations or cash flows.
3. ETHANOL PROJECTS
     The Hereford Facility is a manure-fueled, 115-million-gallon design capacity denatured ethanol production facility, which is currently under construction in Hereford, Texas. Construction of the Hereford Facility commenced in August 2006. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will gasify cattle manure and cotton gin waste to generate the process steam used in the production of ethanol. At December 31, 2007, the total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $188 million. Total commitments under ancillary construction-related contracts are approximately $3 million. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $269 million. The construction contract with Lurgi includes guaranteed dates for the achievement of construction milestones related to completion of the Hereford Facility, and requires Lurgi to pay liquidated damages to the Company if the milestones are not achieved by the guaranteed dates and for such time as the milestones are not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. The Company has withheld liquidated damages in the amount of $0.2 million and $5.8 million from payments to Lurgi as of December 31, 2007 and April 4, 2008, respectively. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million. Lurgi has notified the Company that it intends to make a claim for schedule relief under the force majeure provisions of the EPC contract for delays due to inclement weather, labor shortages and certain other factors. The amount of liquidated damages is expected to ultimately be determined through arbitration. Although the Company has withheld liquidated damages from payments to Lurgi as discussed above, the amount of such liquidated damages will be reflected as a liability on the consolidated balance sheet until the amount has been finally determined.
     The Hereford Facility is currently estimated to achieve substantial completion and begin producing ethanol in the third quarter of 2008. In January 2008, Lurgi notified the Company of additional construction delays and a soil settling problem with certain tanks at the Hereford Facility. In March 2008, Lurgi submitted a final remediation plan to address concerns related to the settling of the soil around these tank foundations and the potential settling of soil around other tanks and bins at the Hereford Facility. This plan was based on further geotechnical investigation and included the recommendations of independent consultants. Lurgi has commenced the corrective action necessary to reinforce the soil beneath the affected tanks and bins and to replace the structural backfill inside the concrete ringwall foundations that support certain tanks at the Hereford facility. The overall remediation plan is expected to be completed in the third quarter of 2008. The cost to perform the remediation activities is the responsibility of Lurgi in accordance with the EPC contract.
     On April 2, 2008, the Company and the lenders amended the Senior Debt financing agreement (see Note 5) to extend the deadlines for substantial completion, completion and final acceptance of the Hereford Facility until September 30, 2008, November 15, 2008 and February 15, 2009, respectively. These deadlines do not affect the schedule, terms, liquidated damages and other provisions of the EPC contract with Lurgi. Additionally, among other things, the amendment requires the Company to (a) maintain sufficient available funds to achieve completion of the Hereford Facility, including a minimum of $1 million to cover unanticipated construction contingencies, and (b) receive minimum insurance proceeds of $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations. The Company has initiated claims under its property insurance policy for the Hereford Facility for property damages resulting from the soil settling issues and for related losses from the delay in commencement of operations at the Hereford Facility. There can be no assurance that the insurer will make a payment on such claim and, if a payment is made, that the payment will be adequate and timely.

     As a condition to the amendment, Panda Ethanol entered into a sponsor support agreement that obligates it to make capital contributions to the Hereford project subsidiary as necessary to maintain the $1 million minimum contingency obligation under the senior credit facility. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford Facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the senior credit facility. Management does not currently anticipate that Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement; however, there is no assurance that capital contributions will not be required, and in the event that they are required, that Panda Ethanol will have or be able to raise the funds necessary to make such contributions. Following final acceptance of the completion of the Hereford Facility, remaining construction funds, if any, of up to $2 million will be released to Panda Ethanol; any additional remaining amounts will be used to pay expenses of the Hereford Facility.
     Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $73 million and $71 million at December 31, 2006 and 2007, respectively.
     In June 2007, the Company entered into an agreement to lease certain mobile equipment for the Hereford Facility. The lease includes multiple separate equipment schedules under a master lease agreement. The lease terms range from three to seven years. Renewal and purchase options are available at fair market value at the end of the initial lease periods. Lease payments may escalate in the future based upon increases in the interest rates for U.S. Treasury Notes. As of December 31, 2007, leases for two locomotives and a pickup truck have been executed. The leases are capital leases. The gross amount of assets recorded under the capital leases at December 31, 2007, which is included in furniture, fixtures and equipment on the consolidated balance sheet, is $1.6 million. Accumulated amortization of the leased assets and the related expense, both of which are included with depreciation in the financial statements, were not material at December 31, 2007 and for the year then ended. The future minimum lease payments under the capital leases as of December 31, 2007 are as follows:

2008	$314,178
2009	291,760
2010	286,427
2011	280,228
2012	233,522

Total minimum lease payments	1,406,115
Amounts representing interest	(334,833)

Net present value of minimum lease payments	$1,071,282

     Deposits on the accompanying balance sheet consist of $750,000 of electric utility deposits, $200,000 for a federal alcohol fuel producer bond, and $16,000 of lease deposits.
     The Company has other ethanol manufacturing facilities under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; Muleshoe, Texas; and Lincoln County, Nebraska have been announced. As discussed below, the Lincoln, Nebraska project has been cancelled.
     In connection with the preparation of these financial statements, the Company conducted a review of its development projects in light of the current industry outlook. Based upon current corn, ethanol and gasoline prices and other market conditions, the Company has determined that its ability to finance the continued development and construction of its projects is subject to significant uncertainty, with the exception of the Hereford Facility which is fully financed and in the late stage of construction. Total costs incurred with respect to the other development projects at December 31, 2007 was $3.8 million. Due to the significant uncertainty surrounding the other development projects, these projects were fully impaired at December 31, 2007, with the exception of the land acquired in 2007 for the Yuma project at a cost of $0.7 million which management believes is recoverable. Accordingly, capitalized development costs of approximately $3.1 million were charged to expense through a provision for impairment in 2007. The Company has cancelled its plans to develop the Lincoln, Nebraska project and certain unannounced projects. The other announced projects are in various stages of development and permitting. In connection with the new organizational plan discussed in Note 1, the Company will continue to manage its other ethanol projects, but will limit the development activities and costs on those projects, at least until the ethanol markets improve and/or the Hereford facility begins to make cash distributions to the Company sufficient to cover the Company’s working capital needs. Accordingly, the timing, costs and likelihood of ultimate completion of the Yuma, Haskell, and other facilities are not known at this time. The cost of land acquired for the Yuma project of $650,000 is presented under land in the consolidated balance sheet at December 31, 2007.

     As discussed in Note 1, in 2007 the Company announced and withdrew its private offering of $140 million of senior notes, which was intended to provide equity financing for the Yuma facility. Accordingly, costs related to that offering of approximately $1.3 million were charged to expense in the statement of operations in 2007. Such costs consist primarily of legal fees. Legal costs and a termination fee for a senior debt financing related to the Yuma facility, which amounted to approximately $0.9 million collectively, were also charged to expense in 2007. The statement of operations for 2007 also includes a charge of $0.8 million related to the cancellation of an ancillary construction contract for the Yuma facility. All of these charges are included in other development and administrative expenses.
4. CAPITAL STRUCTURE AND EQUITY
     Capital Structure, Equity Contributions from Parent and Related Party Transactions
     The initial capitalization of Panda Ethanol at formation in May 2006 was 1,000 shares of common stock with a par value of $.01 per share. In June 2006, in anticipation of the private equity transaction discussed below, the number of shares of common stock issued and outstanding was increased by a stock dividend to 13,817,341 shares, and the par value was decreased to $.001 per share. The financial statements are presented as if the 13,817,341 shares of common stock, par value $.001 per share, had been issued initially and outstanding from inception through June 7, 2006, when additional shares were issued as discussed below. The retrospective presentation under the current capital structure had no impact on net loss, any asset or liability, or net equity. Amounts per share have also been retrospectively adjusted.
     Until June 2006, PEII funded all project development and administrative activities for the Projects. In connection with the private equity transaction in June 2006 discussed below, PEII agreed to a total equity commitment of $13 million to Panda Ethanol which was reached in the first quarter of 2006. Accordingly, amounts funded by PEII through July 2006 in excess of the $13 million commitment which relate to specific projects, as adjusted for subsequent repayments, are reflected on the balance sheet as temporary equity payable to former parent. The amounts payable to former parent do not bear interest and have no specific repayment terms. Panda Ethanol repaid $2.0 million to PEII in the third quarter of 2006 in connection with the Hereford Facility financing (see Note 5). The remaining amounts of temporary equity may be repaid in the future, in amounts and at times not presently determinable, in connection with equity and debt financing transactions.
     Through July 2006, the Company’s project development and administrative costs funded by PEII were treated as equity contributions, a portion of which are considered temporary equity as discussed above. Effective with August 2006, the Company was required to pay PEII on a monthly basis for the allocated costs under a Transition Services Agreement (“TSA”). Total charges under the TSA payable by the Company to PEII amounted to $1.9 million for the two months ended September 30, 2006. Effective October 1, 2006, all of the PEII employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Accordingly, charges under the TSA payable by the Company to PEII for the fourth quarter of 2006 decreased substantially from the August-September period and amounted to $0.2 million for the quarter. Additionally, certain of the Company’s employees provided transition assistance to PEII during the fourth quarter of 2006, and charges under the TSA payable by PEII to the Company also amounted to $0.2 million for the quarter.
     For the year ended December 31, 2007, costs allocated from the former parent include charges of $0.3 million under the TSA payable by the Company to PEII, partially offset by charges of $0.2 million payable by PEII to the Company. The TSA expired June 30, 2007, and payment for allocations of employee time ceased as of that date. Costs allocated from PEII for employee time for July and August of 2007, which did not require payment, amounted to approximately $0.1 million and were accounted for as a capital contribution from the former parent.
     On November 9, 2007, the Company executed a services agreement with PEII in connection with the new organizational plan discussed in Note 1. The agreement was effective as of September 1, 2007, the date on which several officers and employees returned to PEII. Under the services agreement, PEII is compensated for services provided to the Company by PEII employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services are paid in common stock of the Company based on a calculation of the value weighted average price of the Company’s common stock for the last 10 trading days of each month. Stock for payment under the services agreement is issued quarterly, beginning in January 2008 for services rendered from September 1, 2007 through December 31, 2007. The charge for services rendered by PEII under the services agreement for the period from September 1, 2007 through December

31, 2007 amounted to approximately $0.8 million, which was settled by issuance of 231,287 shares of the Company’s common stock in January 2008. Such amount has been reflected as expenses allocated from former parent and as accounts payable to former parent in the accompanying financial statements. Upon issuance of the Company’s common stock in payment of the liability, the liability to the former parent is extinguished and a capital contribution from the former parent is recorded. Under a registration rights agreement related to the services agreement, the Company is required use its best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) by March 31, 2009 with respect to the stock issued to PEII. In the event that the Company fails to file a registration statement within the required timeframe, the Company will be required to pay to PEII partial liquidated damages of 1% of the value of the stock issued to PEII, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
     In 2007, PEII made a capital contribution of $268,000 to the Company in the first quarter by reduction of accounts payable to PEII. Additionally, PEII contributed $104,000 for services provided in July and August 2007 by its employees as discussed above, for a total of $372,000 of capital contributions in 2007. Additionally, the Company’s liability to PEII of $802,000 at December 31, 2007, for charges under the new services agreement for September through December 2007 as discussed above, was settled in January 2008 by issuance of 231,287 shares of the Company’s common stock to PEII, at which time the Company recorded a capital contribution from PEII in the amount of the liability.
     In the third quarter of 2007, the Company sold the rights to an unannounced project to PEII for $65,000, which approximates the expenses incurred on the project at the time. The sale proceeds have been reflected as a reduction of other development and administrative expenses in the accompanying statement of operations.
     Additionally, effective October 1, 2006, the Company rents office space from PEII on a month to month basis. Such charges for office space were approximately $35,000 per month through August 2007, and were reduced to approximately $10,000 per month beginning with September 2007 in connection with the new organizational plan. Such amount represents a prorata allocation of PEII’s actual rent, based upon the proportion of PEII’s total office space occupied by the Company.
     At December 31, 2006 and 2007, PEII owed the Company approximately $32,000 and $5,000, respectively, which is included in accounts receivable from former parent in the consolidated balance sheets.
     In connection with the Hereford Facility debt financing (see Note 5), the Company paid a $3.5 million development fee to PEII in July 2006. The payment was treated as an equity distribution for accounting purposes.
     On November 9, 2007, the Company executed a loan agreement with PEII under which PEII committed to loan a maximum of $1 million to the Company. No amounts have been borrowed under the agreement as of December 31, 2007; however, the Company borrowed $1 million under the agreement in February 2008. See further discussion at Note 5.
     In 2006 and 2007, the Company paid $12,000 and $54,000, respectively, to an entity controlled by the chairman of the board for services provided to the Company.
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
     In connection with the merger, the Company assumed the liabilities of Cirracor for merger-related costs. In addition, Cirracor divested itself of its operations, such that it did not have any ongoing business operations effective with the closing of the merger. Because Cirracor had no operations, and only net monetary liabilities, the merger transaction was treated for accounting purposes as a capital transaction, whereby the

Company assumed the net monetary liabilities of Cirracor. As such, no fair value adjustments were necessary for any of the liabilities assumed. The merger transaction was accounted for as a reverse acquisition whereby the Company was deemed to be the acquirer for accounting purposes. Since no cash was exchanged in the merger, the Company recorded expenses of approximately $0.2 million related to the assumption of Cirracor’s liabilities which related to the merger transaction. Additionally, the Company incurred legal fees and other expenses of approximately $1.4 million related to the merger transaction.
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
     On December 1, 2006, the Company issued to accredited investors (including PEII) in a private offering an aggregate of 1,066,667 shares of common stock at a purchase price of $7.50 per share, for total gross proceeds of $8.0 million. PEII purchased 400,000 shares for $3.0 million and unaffiliated investors purchased 666,667 shares for $5.0 million. The Company incurred placement agent fees, legal fees and expenses of approximately $0.4 million. After the transaction, PEII beneficially owned 45.8% of the Company’s outstanding common stock.
     In connection with the private offerings discussed above, the Company entered into Registration Rights Agreements with the investors which required the Company to file a registration statement with the Securities and Exchange Commission within 75 days after the effective date of the merger with Cirracor. The Company filed the registration statement on January 10, 2007, which complied with the 75-day requirement. Under the agreements, 75% of the Panda Ethanol shares held by PEII were subject to a six-month lockup period from the effective date of the registration statement. The lockup period expired prior to December 31, 2007.
     Long Term Incentive Plan
     In May 2006, as amended and restated on June 7, 2006, the Company adopted the Panda Ethanol, Inc. 2006 Long Term Incentive Plan (the “Plan”). The Plan authorizes the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees, consultants and outside directors. A maximum of 3,333,333 shares of common stock may be delivered pursuant to awards under the plan. No awards have been granted under the plan as of December 31, 2007.
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
     At December 31, 2006 and 2007, the Company had $63.1 million outstanding under the Senior Debt, which bore interest at a rate of 9.1% and 8.8% per annum, respectively (before impact of the interest rate swap agreement discussed below).
     As a result of the construction delays for the Hereford facility as discussed in Note 3, the Company and the lenders amended the Senior Debt financing agreement on April 2, 2008, to extend the deadlines for substantial completion, completion and final acceptance of the Hereford Facility until September 30, 2008, November 15, 2008 and February 15, 2009, respectively. Additionally, among other things, the amendment requires the Company to (a) maintain sufficient available funds to achieve completion of the Hereford Facility, including a minimum of $1 million to cover unanticipated construction contingencies, and (b) receive minimum insurance proceeds of $2 million by July 15, 2008 under claims related to the soil settling under certain tank foundations. The Company has initiated claims under its property insurance policy for the Hereford Facility for property damages resulting from the soil settling issues and for related losses from the delay in commencement of operations at the Hereford Facility. There can be no assurance that the insurer will make a payment on such claim and, if a payment is made, that the payment will be adequate and timely.
     As a condition to the amendment, Panda Ethanol entered into a sponsor support agreement that obligates it to make capital contributions to the Hereford project subsidiary as necessary to maintain maintain the $1 million minimum contingency obligation under the senior credit facility. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford Facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the senior credit facility. Management does not currently anticipate that Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement; however, there is no assurance that capital contributions will not be required, and in the event that they are required, that Panda Ethanol will have or be able to raise the funds necessary to make such contributions. Following final acceptance of the completion of the Hereford Facility, remaining construction funds, if any, of up to $2 million will be released to Panda Ethanol; any additional remaining amounts will be used to pay expenses of the Hereford facility.
     In connection with the amendment, the Company paid a consent fee of $0.5 million to the consenting lenders.
     On August 28, 2006, the Company entered into an interest rate swap agreement to hedge its interest rate exposure on approximately 100% of the projected term loan balance outstanding during the construction period and lesser amounts after commercial operations commence. The Company has designated, documented and assessed hedging relationships in connection with the swap agreement, which resulted in no hedge ineffectiveness at inception. Under the swap agreement, on a quarterly basis the Company pays a fixed rate of approximately 5.2% and receives a variable rate based upon LIBOR. Including the pre-completion margin of 3.75%, the Company’s total interest rate on the term loan is effectively fixed at approximately 9.0% during construction via the swap agreement. At December 31, 2006 and 2007, the notional amount of the swap agreement was $63.1 million and $70.1 million, respectively. The term of the swap agreement runs through 2011. The fair value of the swap agreement at December 31, 2006 and 2007 was a liability of $0.5 million and $2.1 million, respectively, which is included in financial derivatives on the balance sheets. At December 31, 2007, $0.8 million of the interest rate swap liability is estimated to be payable within one year and is reflected in current liabilities on the accompanying balance sheet. As a result of the delay in completion of the Hereford facility as discussed in Note 3, the notional amount of the interest rate swap during the fourth quarter of 2007 ($70.1 million) exceeded the amount of Senior Debt outstanding ($63.1 million); accordingly, $0.2 million of the increase in fair value of the interest rate swap liability in the fourth quarter of 2007 did not qualify for hedge accounting treatment and has been reflected in earnings instead of accumulated other comprehensive losses. No amounts had been previously recorded in accumulated other comprehensive losses that were associated with the ineffective notional amount; therefore, no reclassification from accumulated other comprehensive losses to net loss was necessary.
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
     The 8.5% royalty interest in the Subordinated Debt discussed above is considered to be an embedded derivative financial instrument. The fair value of the royalty interest at inception, which was estimated to be $8.7 million, has been accounted for as a financial derivative liability separate from the loan. Accordingly, the carrying value of the loan was reduced by a discount of that amount at inception. The discount will be amortized over the life of the Subordinated Debt, resulting in a scheduled effective annual interest rate of approximately 19% on the Subordinated Debt based on current expectations for the completion of construction of the Hereford Facility. The effective annual interest rate may be affected by accelerated principal payments under the cash flow sweep provisions and by the timing of the completion of construction of the Hereford facility. The fair value of the royalty interest at December 31, 2006 and 2007 was estimated to be a liability of $7.1 million and $2.9 million, respectively, which is included in financial derivatives on the balance sheet. The decreases in fair value of $1.5 million for 2006 and $4.2 million for 2007 have been recognized in the statements of operations. The estimated fair value of the royalty interest is impacted by expectations about future commodity prices, operating costs and operational levels for the Hereford Facility.
     At December 31, 2006 and 2007, the Company had $30.0 million original principal amount outstanding under the Subordinated Debt, plus $1.6 million and $5.6 million, respectively, in accrued pay-in-kind interest which was added to the principal balance, which bore interest at a rate of 12% per annum. The unamortized discount related to the royalty interest amounted to $8.3 million and $7.1 million, resulting in a net carrying value of $23.3 million and $28.5 million for the Subordinated Debt at December 31, 2006 and 2007, respectively.
     The Tax-Exempt Bonds are industrial revenue bonds issued by the Red River Authority, a governmental agency of the State of Texas. The Tax-Exempt Bonds are supported solely by the Senior Debt letter of credit facility and do not constitute indebtedness of the Red River Authority, the State of Texas or any political subdivision thereof. The economic substance of the Tax-Exempt Bonds is analogous to a direct borrowing by Panda Hereford Ethanol, L.P. The Tax-Exempt Bonds bear interest at a variable rate which is reset on a weekly basis by the remarketing agent (the initial rate was 3.7%). Although the Tax-Exempt Bonds have a stated maturity of 24 years, the supporting letter of credit facility has a seven-year maturity as stated above; thus the Tax-Exempt Bonds effectively also have a seven-year maturity unless the letter of credit facility is refinanced at maturity. Under the letter of credit facility, repayment of the Tax-Exempt Bonds generally commences at the end of the second calendar quarter following substantial completion of the Hereford Facility.
     At December 31, 2006 and 2007, the Company had $50.0 million outstanding under the Tax-Exempt Bonds, which bore interest at a rate of 4.0% and 3.5% per annum, respectively.
     As a result of the construction delays for the Hereford Facility as discussed in Note 3 and the related amendment to the Senior Debt financing agreement as discussed above, the commencement of scheduled principal payments on the Senior Debt, the Subordinated Debt and the Tax-Exempt Bonds have also been delayed. Scheduled principal payments generally commence at the end of the second calendar quarter following substantial completion of the Hereford Facility. The Hereford Facility is currently expected to reach substantial completion in the third quarter of 2008; accordingly, scheduled principal payments are currently expected to commence on March 31, 2009.
     The scheduled principal maturities of long-term debt for each of the five years succeeding December 31, 2007 and thereafter, based on current expectations for the completion of construction of the Hereford facility as discussed above, are as follows:

2008	$—
2009	11,228,876
2010	15,318,876
2011	15,413,876
2012	15,518,876
Thereafter	91,220,187

Subtotal	148,700,691
Less unamortized discount on subordinated debt	(7,104,068)

Total	$141,596,623

     From July 28, 2006 (the closing date for the debt transactions) through December 31, 2006, and for the year ended December 31, 2007, the net amount of capitalized interest, including capitalized amortization of debt issuance costs, was approximately $2.5 million and $12.9 million, respectively. See Note 2 for a discussion of the Company’s accounting policy for capitalization of interest. The Company paid interest of $3.7 million and $9.5 million in the years ended December 31, 2006 and 2007, respectively.
     On November 9, 2007, the Company executed a loan agreement with PEII under which PEII committed to loan a maximum of $1 million to the Company. No amounts have been borrowed under the agreement as of December 31, 2007; however, the Company borrowed $1 million under the agreement in February 2008. Amounts borrowed under the loan agreement bear interest at an annual rate of LIBOR plus 7.5% until March 31, 2009, and at an annual rate of 10% thereafter until maturity. Principal and all accrued interest are payable on the maturity date of November 1, 2009. Additionally, the Company may be required to make mandatory prepayments of the principal depending on the Company’s cash flow, as defined in the agreement. The loan is collateralized by a security interest in substantially all of the assets of Panda Ethanol, including any cash, accounts receivable, investment securities, ownership interests in all of its subsidiaries, and any related present or future income or distributions.
6. INCOME TAXES
     For 2005 and for the period from January 1, 2006 to June 7, 2006, the Company filed a consolidated federal income tax return with PEII. For the period from June 7, 2006 through December 31, 2006 and for future years, the Company filed or will file a separate federal tax return since PEII will own less than 80% of the Company for those periods as a result of the equity financing transactions discussed in Note 4. The Company was incorporated in 2006 and filed its initial federal and state income tax returns in 2007.
     The Company accounts for deferred income taxes using the asset and liability method. The approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are computed annually for the differences between the book value and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The Company’s deferred tax assets are based on tax accounting methods adopted in the initial federal and state income tax returns. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. For financial statement purposes, income tax benefit or expense is computed as if the Company filed separate income tax returns (as opposed to filing consolidated returns with PEII) for the periods in which the Company filed consolidated returns with PEII.
     All costs incurred were capitalized for tax purposes from inception to June 7, 2006. At December 31, 2007, the Company had federal net operating loss carryforwards of $15.0 million which will expire in 2026 and 2027.
     At December 31, 2006 and 2007, the Company had deferred tax assets of $6.1 million and $12.7 million, respectively, resulting from temporary differences in the book and tax basis of assets and liabilities as shown below. The deferred tax assets were offset by valuation allowances of $6.1 million and $12.2 million at December 31, 2006 and 2007, respectively. In addition, the Company has recorded a noncurrent FIN 48 liability of $0.5 million at December 31, 2007.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2006 and 2007 were as follows (in thousands):

	2006	2007

Net operating loss carry forward	$1,809	$5,246
Start-up costs	3,906	3,628
Property, plant and equipment	1,013	5,243

Liabilities	(785)	(2,067)
Accumulated other comprehensive losses	179	656

Total deferred tax assets	6,122	12,706
Valuation allowance	(6,122)	(12,220)

Net deferred tax assets	$—	$486

     The income tax expense (benefit) differs from the statutory federal income tax rate of 35% applied to pretax income (loss) as follows (in thousands):

	2005	2006	2007

Income tax expense (benefit) at U.S. federal statutory rate	$(2,310)	$(4,055)	$(5,991)
FIN 48 provision	—	—	486
Permanent differences and other	—	345	(593)
Change in valuation allowance	2,310	3,710	6,098

Income tax expense (benefit)	$—	$—	$—

     In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Although the Company anticipates future profitability, the losses for 2005, 2006 and 2007 and anticipated losses for 2008 during the construction of the Hereford Facility are the primary factors considered for management’s assessment at December 31, 2007. Based on these considerations, management does not believe it is more likely than not that the Company will realize the benefit of the deferred tax assets.
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
     At the adoption date of January 1, 2007 and as of December 31, 2007, the Company had unrecognized tax benefits of approximately $1.6 million and $5.7 million, respectively. The change in unrecognized tax benefits from the date of adoption to December 31, 2007, resulted primarily from the Company’s operations during 2007. Approximately $0.3 million of the change resulted from a revision of its unrecognized tax benefits at the date of adoption subsequent to the filing of the Company’s initial tax return. The Company has also concluded that the majority of its unrecognized tax benefits would result in a reclassification of the specific items within its deferred tax asset balance. Accordingly, no adjustments to operations or retained earnings were required, and there was no cumulative effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. Consequently, the Company has determined that the amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective tax rate in future periods is not expected to be significant.
          The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months other than changes resulting from the Company’s operations during the period. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. As of the date of adoption of FIN 48 and as of December 31, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits. The Company’s tax returns for tax years 2006 and 2007 are subject to examination by the taxing authorities. There are no income tax examinations currently in process.
          Following is a reconciliation of the total amounts of unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands of dollars):

Unrecognized tax benefits, January 1, 2007	$1,569
Gross increases — tax positions in prior period	315
Gross decreases — tax positions in prior period	—
Gross increases — current period tax positions	3,793
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits, December 31, 2007	$5,677

7. PURCHASE AND SALES COMMITMENTS
          The Company has entered into purchase contracts to acquire certain quantities of corn and denaturant in the future. At December 31, 2007, the Company held purchase contracts for 6,020,000 bushels of corn and 30,000 barrels of denaturant in which the purchase price will be determined by the market price at the transaction date. The Company has not entered into any hedging transactions with respect to these purchase commitments. These contracts are considered to be derivative instruments under Statement of Financial Accounting Standards No. 133 (“SFAS 133”). These contracts originally qualified for the normal purchases exception under SFAS 133; however, due to the delay in completion of the Hereford facility as discussed at Note 3, certain of these contracts no longer qualified for the normal purchases exception at December 31, 2007. Accordingly, unrealized gains of approximately $0.6 million with respect to these contracts have been recognized in earnings through the change in fair value of financial derivatives in 2007, and a financial derivative asset of approximately $0.6 million has been recognized on the balance sheet at December 31, 2007. Additionally, the Company realized a gain of $0.3 million from cancellation of corn purchase contracts in 2007.
          The Company has entered into agreements with two trucking firms to provide transportation of manure, ash and wet distiller’s grain for the Hereford facility. Each of the agreements has a five-year term beginning in August 2006. Under the agreements, the Company will pay for the services on a per-load basis; however, the Company has committed to pay for a specified minimum number of loads under each agreement commencing in the fourth quarter of 2007. When the Hereford facility has achieved substantial completion, which is expected to occur by September 30, 2008, the Company anticipates that the actual number of loads required by the Hereford facility will exceed the minimum commitment. The Company has recorded a charge to expense of approximately $2.8 million in 2007 to record the minimum commitment for 2007 and accrue the estimated minimum commitment in excess of projected transportation requirements for 2008. Effective March 1, 2008, the Company amended the agreement with one of the trucking firms to reduce the minimum commitment under that agreement by approximately $0.1 million per month until commercial operations commence.
          The charges under the agreements include a variable component based on diesel fuel prices, and the base rates may also be adjusted periodically for general inflation. In the aggregate, the rates will increase by approximately 2% for each 10-cent increase in the price of diesel fuel over the base price.
          The aggregate minimum commitments under the agreements as of December 31, 2007, based on a year-end 2007 diesel price of $3.29 per gallon, are as follows (in millions):

2008	$4.5
2009	4.7
2010	4.7
2011	2.7

Total	$16.6

          The Company has entered into sales contracts to provide certain quantities of wet distiller’s grains with solubles (“WDGS”) in the future. At December 31, 2007, the Company had sales contracts for 681,000 tons of WDGS in which the sales price will be determined based on the market price of corn at the earlier of (a) the shipment date or (b) the date at which the customer elects to set the price. The sales price has not been determined for any of the agreements, and the Company has not entered into any hedging transactions with respect to these sales commitments, as of December 31, 2007. The terms of the agreements range from one to two years from commencement of delivery. Under contracts for 316,000 tons of WDGS, the delivery commencement date will be determined by the Company; under contracts for the other 365,000 tons of WDGS, the delivery commencement date was contractually fixed at no later than January 1, 2008. As a result of the delays in completion of the Hereford facility as discussed in Note 3, management determined that the Company would not be able to commence delivery by the required date and encouraged its customers to obtain alternate supplies during the construction delay period. Management believes that the customers have obtained alternate supplies; however, the Company remains obligated under the contracts if called upon by the customers. Based on current spot market prices at December 31, 2007, management estimates that the Company would incur a loss of $1.4 million in the event it was required to purchase alternate supplies to satisfy all contractual requirements until substantial completion of the Hereford facility, which is currently expected to occur by September 30, 2008. However, management currently believes that it is not probable that the Company will be called upon to satisfy the contractual requirements during the construction delay period, and as of March 31, 2008, no customers have contacted the Company to demand performance under the contracts.
8. INVESTMENTS AVAILABLE FOR SALE
          At December 31, 2006, the Company held $14.7 million par value of auction rate securities. During the year ended December 31, 2007, the Company sold $13.8 million of such holdings at par value. At December 31, 2007, the Company’s remaining holding of auction rate securities amounted to $0.9 million par value of a security issued by a single entity. The auctions for the remaining security have failed beginning in August 2007 and the Company has been unable to liquidate its position in the security; however, the security has continued to perform according to its stated terms. The Company has been unable to identify any market activity in the security and, in light of current credit market conditions, the Company believes an other than temporary decline in the value of the security has occurred. Based on current credit market conditions and the lack of market activity in the security, the Company has concluded that the security should be considered fully impaired at December 31, 2007. Accordingly, the carrying value of the security has been reduced by $0.9 million at December 31, 2007, to a net carrying value of zero, through a charge to earnings to provide for the estimated potential loss in value.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
          The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash and cash equivalents, restricted short-term investments, accounts payable and accrued expenses are reasonable estimates of their fair value at December 31, 2006 and 2007 because of the short maturity of these items. The carrying amount of investments available for sale reasonably approximated fair value at December 31, 2006 because the securities were priced and traded as short-term instruments due to the interest rate reset mechanism. At December 31, 2007, the carrying amount of investments available for sale approximated fair value because the investments were considered fully impaired as discussed in Note 8. The carrying value of financial derivative assets and liabilities at December 31, 2006 and 2007 equals fair value because such instruments are accounted for at fair value. The Company’s long-term debt includes borrowings under both fixed and floating interest rates. At December 31, 2006 and 2007, approximately 17% and 20%, respectively, of the debt accrued interest at a fixed rate, whereas the remaining debt accrued interest at a floating rate. Both the fixed and floating rate debt were issued in July 2006. Accordingly, the carrying values for both the fixed rate and floating rate debt approximated fair value at December 31, 2006. The fair value of the Company’s $113.1 million carrying value of floating rate debt at December 31, 2007 is estimated to be approximately $110.1 million because a portion of the floating rate debt includes a fixed component within the floating rate. The fair value to the Company of a fixed letter of credit fee agreement related to a portion of the floating rate debt is estimated to be $4.6 million at December 31, 2007. The letter of credit fee agreement, which had an estimated fair value of zero at December 31, 2006, is an off balance sheet instrument, but the fee is included in interest cost as incurred. The fair value of the Company’s $35.6 million carrying value of fixed rate subordinated debt is estimated to be approximately $33.5 million at December 31, 2007. The carrying value of the fixed rate subordinated debt at December 31, 2007 is exclusive of a $7.1 million discount associated with an embedded derivative related to royalty payments on this debt. Such derivative is separately recorded at fair value.
10. QUARTERLY INFORMATION (UNAUDITED)
          Results of operations by quarter for the years ended December 31, 2006 and 2007 are summarized below and reflect all adjustments, consisting only of normal recurring adjustments, needed to present fairly the results of operations for the quarterly periods:

	2006	2007
Quarter ended March 31:
Net loss	$2,445,487	$7,850,007
Net loss per common share	$.18	$.25

Quarter ended June 30:
Net loss	$2,726,963	$4,709,799
Net loss per common share	$.15	$.15

Quarter ended September 30:
Net loss	$3,164,945	$1,275,415
Net loss per common share	$.11	$.04

Quarter ended December 31:
Net loss	$3,248,674	$3,280,833
Net loss per common share	$.11	$.11

Schedule I — Condensed financial information of registrant.
Presented below is condensed balance sheet information of the registrant as of December 31, 2007, reflecting separately the assets that are restricted for use in connection with construction of the Hereford Facility (as discussed in Notes 3 and 5 to the consolidated financial statements) and the related liabilities, and the unrestricted assets and liabilities of the Company.

			Consolidated
	Restricted	Unrestricted	Total
ASSETS

Current assets:
Cash and cash equivalents	$—	$1,127,913	$1,127,913
Accounts receivable	353,516	—	353,516
Accounts receivable from former parent	—	4,754	4,754
Inventories	58,719	—	58,719
Prepaid expenses	122,205	537,849	660,054
Financial derivatives	611,450	—	611,450

Total current assets	1,145,890	1,670,516	2,816,406

Restricted cash and cash equivalents	37,464,207	—	37,464,207

Property, plant and equipment:
Construction in progress	184,494,094	—	184,494,094
Land	—	650,000	650,000
Development costs	—	—	—
Furniture and fixtures	2,340,108	123,937	2,464,045
Accumulated depreciation	(52,070)	(35,492)	(87,562)

Total property, plant and equipment, net	186,782,132	738,445	187,520,577

Deposits	965,575	—	965,575

Deferred income taxes	—	486,000	486,000

Debt issuance costs, net of accumulated amortization of $1,799,865 at December 31, 2007	7,623,227	—	7,623,227

Total assets	$233,981,031	$2,894,961	$236,875,992

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$10,655,976	$13,549	10,669,525
Accounts payable and accrued liabilities — operating expenses	3,323,840	1,340,270	4,664,110
Accounts payable to former parent — operating expenses	—	802,401	802,401
Current portion of financial derivatives	820,177	—	820,177
Current portion of capital lease obligations	197,499	—	197,499
Accrued interest and letter of credit fees	989,883	—	989,883

Total current liabilities	15,987,375	2,156,220	18,143,595

Financial derivatives	4,134,969	—	4,134,969

Long-term debt	141,596,623	—	141,596,623

Capital lease obligations	873,783	—	873,783

Other noncurrent liabilities	—	486,000	486,000

Commitments and contingencies (Notes 3, 5 and 7)

Temporary equity — payable to former parent	—	4,301,558	4,301,558

Shareholders’ equity (deficit)	71,388,281	(4,048,817)	67,339,464

Total liabilities and shareholders’ equity	$233,981,031	$2,894,961	$236,875,992

Schedule I — Condensed financial information of registrant.
Presented below is condensed results of operations information of the registrant for the year ended December 31, 2007, reflecting separately the results of operations related to the Hereford Facility, which are restricted under the project financing agreements (as discussed in Notes 3 and 5 to the consolidated financial statements), and the unrestricted operations of the Company.

	Year ended December 31, 2007
			Consolidated
	Restricted	Unrestricted	Total
Development and administrative expenses:
Development and administrative expenses allocated within consolidated group, net	$3,056,927	$(3,056,927)	$—
Development and administrative expenses allocated from former parent	—	1,386,096	1,386,096
Other development and administrative expenses	4,262,836	14,437,664	18,700,500
Provision for impairment of development projects	—	3,074,842	3,074,842

Total development and administrative expenses	7,319,763	15,841,675	23,161,438

Other expense (income):
Interest income	(4,326,377)	(495,615)	(4,821,992)
Interest expense and letter of credit fees	2,579,332	18,304	2,597,636
Amortization of debt issuance costs	206,779	—	206,779
Depreciation	49,369	35,113	84,482
Provision for impairment of investments available for sale	—	875,000	875,000
Gain on settlement of forward contracts	(309,600)	—	(309,600)
Change in fair value of financial derivatives	(4,677,689)	—	(4,677,689)

Total other expense (income)	(6,478,186)	432,802	(6,045,384)

Net loss	$841,577	$16,274,477	$17,116,054

Schedule I — Condensed financial information of registrant.
Presented below is condensed cash flow information of the registrant for the year ended December 31, 2007, reflecting separately the cash flows related to the Hereford Facility,which are restricted under the project financing agreements (as discussed in Notes 3 and 5 to the consolidated financial statements), and the unrestricted cash flows of the Company.

	Year ended December 31, 2007
			Consolidated
	Restricted	Unrestricted	Total

Operating activities:

Net loss	$(841,577)	$(16,274,477)	$(17,116,054)
Adjustments to reconcile net loss to net cash used by operating activities:
Operating expenses contributed by former parent	—	103,993	103,993
Provision for impairment of development projects	—	3,074,842	3,074,842
Provision for impairment of investments available for sale	—	875,000	875,000
Interest expense added to debt principal	5,226,733	—	5,226,733
Amortization of debt issuance costs	206,779	—	206,779
Depreciation	49,369	35,113	84,482
Change in fair value of financial derivatives	(4,677,689)	—	(4,677,689)
Deferred tax benefit	—	(486,000)	(486,000)
Increase in accounts receivable	(353,516)	—	(353,516)
Decrease in accounts receivable from former parent	—	27,511	27,511
Increase in inventories	(58,719)	—	(58,719)
(Increase) decrease in prepaid expenses	(70,065)	342,225	272,160
Increase in accounts payable and accrued liabilities — operating expenses	3,271,059	341,132	3,612,191
Decrease in accounts payable to former parent - operating expenses	—	1,070,623	1,070,623
Increase in accrued interest and letter of credit fees	498,386	—	498,386
Increase in other noncurrent liabilities	—	486,000	486,000

Net cash provided by (used in) operating activities	3,250,760	(10,404,038)	(7,153,278)

Investing activities:

Purchases of investments available for sale	—	(11,000,000)	(11,000,000)
Sales of investments available for sale	—	24,825,000	24,825,000
Decrease in restricted cash and cash equivalents	98,143,220	—	98,143,220
Decrease in restricted short-term investments	12,495,335	—	12,495,335
Additions to property, plant and equipment	(113,395,639)	(2,044,847)	(115,440,486)
Increase in deposits	(965,575)	—	(965,575)

Net cash provided by (used in) investing activities	(3,722,659)	11,780,153	8,057,494

Financing activities:

Capital contributions (investments) within consolidated group, net	700,683	(700,683)	—
Repayment of capital lease obligations	(489,832)	—	(489,832)

Net cash provided by (used in) financing activities	210,851	(700,683)	(489,832)

Increase (decrease) in cash and cash equivalents	(261,048)	675,432	414,384

Cash and cash equivalents, beginning of period	261,048	452,481	713,529

Cash and cash equivalents, end of period	$—	$1,127,913	$1,127,913

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$10,655,976	$13,549	$10,669,525
Property, plant and equipment acquired under capital leases	1,561,114	—	1,561,114
Interest cost accrued to long-term debt principal	5,226,733	—	5,226,733
Capital contributions from former parent:
By reduction of accounts payable	—	268,222	268,222
For operating expenses	—	103,993	103,993
Expenses financed under services agreement with former parent	—	802,401	802,401

Schedule I — Condensed financial information of registrant.
Presented below is condensed balance sheet information of the registrant as of December 31, 2006, reflecting separately the assets that are restricted for use in connection with construction of the Hereford Facility (as discussed in Notes 3 and 5 to the consolidated financial statements) and the related liabilities, and the unrestricted assets and liabilities of the Company. The restrictions concerning the Hereford Facility commenced in 2006 when debt financing was obtained.

			Consolidated
ASSETS	Restricted	Unrestricted	Total

Current assets:
Cash and cash equivalents	$261,048	$452,481	$713,529
Accounts receivable from former parent	—	32,265	32,265
Investments available for sale	—	14,700,000	14,700,000
Prepaid expenses and other assets	52,140	880,074	932,214

Total current assets	313,188	16,064,820	16,378,008

Restricted cash and cash equivalents	135,607,427	—	135,607,427

Restricted short-term investments	12,495,335	—	12,495,335

Property, plant and equipment:
Construction in progress	66,087,367	—	66,087,367
Development costs	—	2,084,463	2,084,463
Furniture and fixtures	64,642	12,051	76,693
Accumulated depreciation	(2,701)	(378)	(3,079)

Total property, plant and equipment, net	66,149,308	2,096,136	68,245,444

Debt issuance costs, net of accumulated amortization of $520,393 at December 31, 2006	8,902,699	—	8,902,699

Total assets	$223,467,957	$18,160,956	$241,628,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$6,003,229	$306,132	6,309,361
Accounts payable and accrued liabilities — operating expenses	52,781	999,138	1,051,919
Accrued interest	491,497	—	491,497

Total current liabilities	6,547,507	1,305,270	7,852,777

Financial derivatives	7,659,400	—	7,659,400

Long-term debt, net	136,369,890	—	136,369,890

Commitments and contingencies (Notes 3 and 5)

Temporary equity — payable to former parent	—	4,301,558	4,301,558

Shareholders’ equity	72,891,160	12,554,128	85,445,288

Total liabilities and shareholders’ equity	$223,467,957	$18,160,956	$241,628,913

Schedule I — Condensed financial information of registrant.
Presented below is condensed results of operations information of the registrant for the year ended December 31, 2006, and for the period from inception through December 31, 2006, reflecting separately the results of operations related to the Hereford Facility, which are restricted under the project financing agreements (as discussed in Notes 3 and 5 to the consolidated financial statements), and the unrestricted operations of the Company. The restrictions concerning the Hereford Facility commenced in 2006 when debt financing was obtained.

	Year ended December 31, 2006
			Consolidated
	Restricted	Unrestricted	Total
Development and administrative expenses:
Development and administrative expenses allocated from former parent	$3,388,590	$3,022,695	$6,411,285
Other development and administrative expenses	1,550,485	5,464,172	7,014,657

Total development and administrative expenses	4,939,075	8,486,867	13,425,942

Other expense (income):
Interest income	(2,943,620)	(787,213)	(3,730,833)
Interest expense and letter of credit fees	3,130,681	7,208	3,137,889
Amortization of debt issuance costs	271,992	—	271,992
Depreciation	2,701	378	3,079
Change in fair value of financial derivative	(1,522,000)	—	(1,522,000)

Total other expense (income)	(1,060,246)	(779,627)	(1,839,873)

Net loss	$3,878,829	$7,707,240	$11,586,069

Schedule I — Condensed financial information of registrant.
Presented below is condensed cash flow information of the registrant for the year ended December 31, 2006, which are restricted under the project financing agreements (as discussed in Notes 3 and 5 to the consolidated financial statements), and the unrestricted operations of the Company. The restrictions concerning the Hereford Facility commenced in 2006 when debt financing was obtained.

	Year ended December 31, 2006
			Consolidated
	Restricted	Unrestricted	Total
Operating activities:

Net loss	$(3,878,829)	$(7,707,240)	$(11,586,069)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense added to debt principal	1,937,890	—	1,937,890
Amortization of debt issuance costs	271,992	—	271,992
Change in fair value of financial derivative	(1,522,000)	—	(1,522,000)
Increase in accounts receivable from former parent	—	(32,265)	(32,265)
Increase in prepaid expenses	(52,140)	(880,074)	(932,214)
Increase (decrease) in accounts payable and accrued liabilities — operating expenses	(3,684)	999,138	995,454
Increase in accrued interest	491,497	—	491,497

Net cash used in operating activities	(2,755,274)	(7,620,441)	(10,375,715)

Investing activities:

Purchases of investments available for sale	—	(83,025,000)	(83,025,000)
Sales of investments available for sale	—	68,325,000	68,325,000
Increase in restricted cash and cash equivalents	(135,360,427)	—	(135,360,427)
Increase in restricted short-term investments	(12,495,335)	—	(12,495,335)
Additions to property, plant and equipment	(57,562,462)	(1,523,807)	(59,086,269)

Net cash used in investing activities	(205,418,224)	(16,223,807)	(221,642,031)

Financing activities:

Capital contributions (investments) within consolidated group, net	74,732,595	(74,732,595)	—
Capital contributions from former parent	—	6,424,972	6,424,972
Capital distributions to former parent	—	(5,480,712)	(5,480,712)
Temporary equity advanced from former parent	—	4,301,558	4,301,558
Issuance of common stock to former parent	—	2,859,354	2,859,354
Issuance of common stock to non-affiliates	—	90,924,152	90,924,152
Issuance of long-term debt and financial derivative	143,100,000	—	143,100,000
Debt issuance costs	(9,423,092)	—	(9,423,092)

Net cash provided by financing activities	208,409,503	24,296,729	232,706,232

Increase in cash and cash equivalents	236,005	452,481	688,486

Cash and cash equivalents, beginning of period	25,043	—	25,043

Cash and cash equivalents, end of period	$261,048	$452,481	$713,529

Noncash investing and financing activities:

Property, plant and equipment costs accrued	$6,003,229	$306,132	$6,309,361
Interest cost accrued to long-term debt	$1,937,890	$—	$1,937,890

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

4.7	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.1	Financing Agreement, dated as of July 28, 2006 by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.2	Indenture of Trust, dated as of as of July 1, 2006, by and between Red River Authority of Texas and The Bank of New York Trust Company, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.3	Transition Services Agreement dated as of June 7, 2006 between Panda Energy Management, L.P. and Panda Ethanol, Inc. , filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.4	First Amendment to Transition Services Agreement, dated as of October 7, 2006 between Panda Energy Management, L.P. and Panda Ethanol Management, LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.5	Letter Agreement for Reimbursement dated June 7, 2006, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

Exhibit
Number	Description
10.6(2)	The Panda Ethanol, Inc. 2006 Amended and Restated Long-Term Incentive Plan, dated as of June 7, 2006, filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.7	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.8	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.9	Industry Track Agreement, dated as of June 6, 2006 by and between BNSF Railway Company and Panda Hereford Ethanol, L.P, filed as Exhibit 10.9 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.10	Turnkey Engineering, Procurement and Construction Agreement for Ethanol Production Facility dated as of October 15, 2005, by and between Panda Hereford Ethanol, LP and Lurgi PSI, Inc., filed as Exhibit 10.10 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein

10.11	Ethanol Marketing Agreement dated as of October 13, 2005, by and between Aventine Renewable Energy, Inc. and Panda Hereford Ethanol, L.P., filed as Exhibit 10.11 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.12	Subordinated Debt Financing Agreement, dated as of July 28, 2006 by and between Panda Hereford Ethanol, L.P. and *****, filed as Exhibit 10.12 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

10.13	Second Amendment to Transition Services Agreement, dated as of March 30, 2007 between Panda Energy Management, L.P. and Panda Ethanol Management, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 30, 2007 and incorporated by reference herein.

10.14	Turnkey Engineering Procurement and Construction Contract for Ethanol Production Facility dated as of March 1, 2007, by and between Panda Yuma Ethanol, LP and Lurgi, Inc., filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

10.15(2)	Description of Director Compensation, filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

10.16(2)	Letter From Panda Energy International, Inc. to Mr. Michael Trentel dated November 14, 2005 and relating to an agreement regarding options to purchase common stock of Panda Energy International, Inc., filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

10.17(2)	Form of Nonstatutory Stock Option Agreement under the 2000 Stock Option Plan of Panda Energy International, Inc. Dated August 23, 2000, filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein.

10.18	Letter Agreement, dated as of May 29, 2007, by and between Panda Hereford Ethanol, L.P. and Société Générale, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 4, 2007 and incorporated by reference herein.

10.19	First Change Order to Turnkey Engineering, Procurement and Construction Agreement for Ethanol Production Facility, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 6, 2007 and incorporated by reference herein.

10.20	First Amendment to Financing Agreement and Depositary and Disbursement Agreement, dated as of June 15, 2007, by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2007 and incorporated by reference herein.

10.21	Services Agreement, effective as of September 1, 2007, by and between Panda Energy Management, LP and Panda Ethanol, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.22	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

Exhibit
Number	Description
10.23	Loan Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.24	Pledge, Assignment and Security Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.25	Pledge, Assignment and Security Agreement, dated as of November 9, 2007, by and between Panda Ethanol Holdings, LLC and Panda Energy International, Inc., filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

21.1(1)	Subsidiaries of Panda Ethanol, Inc.

23.1(1)	Consent of Deloitte & Touche LLP.

31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.