Form 10-K/A
period 2007-12-31
PANDA ETHANOL, INC.
filed 2008-04-29
CIK 1167880

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
     As of April 21, 2008, 31,488,977 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

PANDA ETHANOL, INC.
FORM 10-K/A
AMENDMENT NO. 1
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

EXPLANATORY NOTE
     Panda Ethanol, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on April 15, 2008, for the purpose of including the information required by Part III of Form 10-K. In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Set forth below are our directors, executive officers and nominees for director or executive officer.

Name	Age	Positions
Robert W. Carter	70	Chairman
Darol Lindloff	69	Chief Executive Officer and President
Natasha Ray	42	Chief Financial Officer, Treasurer and Assistant Secretary
Jonathan Quenzer	43	General Counsel and Secretary
Todd W. Carter	40	Director
G. Michael Boswell	68	Director
Donnell Brown	38	Director
Philip D. English	59	Director
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
     Darol Lindloff. Mr. Lindloff has served as our Chief Executive Officer since September 1, 2007. Mr. Lindloff also served as our Chief Operating Officer from November 6, 2006 to September 1, 2007 and held the same office at Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006. Mr. Lindloff was employed at Panda Energy from 1989 to September 2006, serving as Chief Operating Officer since January 2005. Prior to serving as Chief Operating Officer, he was Senior Vice President, responsible for engineering, construction, operations and asset management. Mr. Lindloff served as President of Panda Energy from 1997 to 2000. Prior to 1997, he served Panda Energy as a Vice President in the capacities of Business Development, Technical Director and Project Development. Before joining Panda Energy, Mr. Lindloff was a Regional Director for Southwest Research Institute and prior to that, he was involved in the development of power and steam generating projects for Hawker Siddeley Power Engineering and for Central and Southwest Corporation. Mr. Lindloff is a graduate of Southwestern University with a Bachelor of Science Degree in Organic Chemistry.
     Natasha Ray. Ms. Ray has served as our Chief Financial Officer, Treasurer and Assistant Secretary since January 18, 2008. Ms. Ray served as Assistant Treasurer of Panda Energy from September 2007 to January 18, 2008 and performed the duties of Assistant Treasurer for our company during this period as well, pursuant to the services agreement with Panda Energy Management, LP, a wholly-owned subsidiary of Panda Energy. Prior to that, she served as Assistant Treasurer for Panda Energy from May 2006 to September 2006, for Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006 and for us from November 6, 2006 to September 2007. She also served at Panda Energy as Director of Treasury Management and Corporate Budgeting from 2000 to May 2006 and as a Treasury Analyst from 1997 to 2000.
     Jonathan Quenzer. Mr. Quenzer has served as our General Counsel and Secretary since April 1, 2008. Prior to joining us, he practiced law as a sole practitioner from February 2006 to April 2008. From 1995 to 2006, Mr. Quenzer was a corporate and securities attorney at Akin Gump Strauss Hauer & Feld LLP. Mr. Quenzer holds a Bachelor of Business Administration from the University of Texas and a J.D. from Southern Methodist University School of Law.
     Todd W. Carter. Mr. Todd Carter has served as a member of our Board of Directors since November 6, 2006. Mr. Todd Carter also served as Chief Executive Officer and President of our company from November 6, 2006 to September 1, 2007 and held the same offices at Panda Ethanol—Delaware from October 1, 2006 to November 6, 2006. Mr. Todd Carter was employed at Panda Energy from 1989 to September 2006 and has served as President of Panda Energy since September 1, 2007. From December 2004 to September 2006, Mr. Todd Carter served as President of Panda Development Corporation, a division of Panda Energy, responsible for all greenfield development ethanol projects. From July 2000 to December 2004, Mr. Todd Carter served as President of Panda Energy with duties for the overall company. Prior to that he held the role of Senior Vice President of Corporate Finance. From 1994 to 1998, Mr. Todd Carter served as President of Pan—Oak Corporation, a wholly-owned subsidiary of Panda Energy. There, Mr. Todd Carter oversaw oil and gas exploration, acquisition and prospect development. A graduate of The University of Texas at Austin, he holds a B.A. in Economics.
     G. Michael Boswell. Mr. Boswell has served as a member of our Board of Directors since November 6, 2006. Mr. Boswell is a principal of TBP Investments Management, LLC, a firm that provides investment advisory services focused on energy-related commodity futures and equities, natural gas fueled vehicles and development of water resources for municipal and industry use. Prior to this, Mr. Boswell was a principal and owner of Fish Traders of Texas, LP, a large aquaculture/fish raising marketing enterprise from 1993 to 1998. Mr. Boswell began his career as a lawyer with a Dallas law firm and then was employed by two New York Stock Exchange, or NYSE, member firms, serving as Senior Vice President and General Counsel of du Pont Glore Forgan from 1972 to 1974 and Executive Vice President, Director and Chief Operating Officer of Great Western United Corporation from 1974 to 1977. From 1977 to 1979, Mr. Boswell was the Chairman of a London-based commodity merchant firm. From 1976 through 1993, he was Chairman and Chief Executive Officer of Sunshine Mining Company (a NYSE-traded company). Mr. Boswell was formerly a member of the New York Coffee and Sugar Exchange. Mr. Boswell received his Juris Doctor and a Bachelor of Business Administration from Southern Methodist University and has an associate degree from Marion Military Institute.
     Donnell Brown. Mr. Brown has served as a member of our Board of Directors since November 6, 2006. Mr. Brown and his family own and manage the R.A. Brown Ranch in Throckmorton, Texas, a family business since 1895. Mr. Brown has served on the Long Range Strategic Planning Committees for the National Cattleman’s Beef Association, as well as three different cattle breed associations. He currently serves on the Board of Directors of the Texas Red Angus Association and on committees for the Texas and southwestern Cattle Raisers Association as well as the Texas Farm Bureau who named him the Outstanding Young Farmer/Rancher of Texas in 2003. Mr. Brown is a graduate of Texas Tech University with a degree in Agriculture Business.
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
     Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2007 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.
     Code of Ethics
     We have adopted a code of ethics that applies to all our directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer. Copies of our Code of Business Conduct and Ethics can be obtained free of charge from our web site, www.pandaethanol.com, or by contacting us at the address appearing on the front page of this Amendment to the attention of Secretary or by telephone at (972) 361-1200. We intend to post any amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.
     Stockholders Nominations for Director Nominees
     No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement filed October 25, 2006, for the 2006 special meeting of stockholders. Our Nominating and Corporate Governance Committee has proposed the current slate of directors be put up for re-election at our annual stockholders meeting.
     Audit Committee
     We currently maintain an Audit Committee consisting of Messrs. Boswell, Brown and English as its members, each an independent director under the Nasdaq listing standards and under the SEC rules. The Audit Committee includes one independent director, Mr. Boswell, who meets the qualifications of an “audit committee financial expert” in accordance with SEC rules. The purpose of the Audit Committee is to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls.

Item 11. Executive Compensation
     Compensation of Executive Officers
     The total compensation paid for the 2007 fiscal year to Messrs. Todd W. Carter and Darol Lindloff, each of whom served as our Chief Executive Officer during part of the 2007 fiscal year, Mr. Franklin Byrd, who served as our only other executive officer at December 31, 2007, and two additional persons who served as executive officers during part of the 2007 fiscal year, collectively referred to as the “Named Executive Officers,” is set forth below in the following Summary Compensation Table.
2007 FISCAL YEAR SUMMARY COMPENSATION TABLE

								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
					Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	($)	($)	($)	($)	($)	($)
Todd W. Carter	2007	277,585	(2)	—	—	—	—	—	— (3)	277,585
Chief Executive Officer	2006	69,396	(4)	34,689	—	—	—	—	— (5)	104,085
Darol S. Lindloff	2007	292,008		25,833	—	—	—	—	—	317,841
Chief Executive Officer	2006	48,125	(6)	24,063	—	—	—	—	—	72,188
Chief Operating Officer
Franklin Byrd	2007	180,888		16,250	—	—	—	—	—	197,138
Chief Financial Officer
Robert K. Simmons	2007	264,968	(7)	—	—	—	—	—	—	264,968
Senior Vice President-	2006	66,242	(8)	33,121	—	—	—	—	—	99,363
Finance
L. Stephen Rizzieri	2007	209,090	(9)	—	—	—	—	—	—	209,090
Chief Legal Officer and	2006	52,273	(10)	26,136	—	—	—	—	—	78,409
General Counsel

(1)	Bonus amounts for 2006 covered the full 2006 fiscal year and were based on a full year’s employment and salary.

(2)	Mr. Carter resigned from Panda Ethanol effective September 1, 2007.

(3)	Does not include $65,000 of compensation paid by us to Mr. Carter in connection with his service as a director. See “—Compensation of Directors.”

(4)	Represents amounts paid after the Merger on November 6, 2006. Does not include $34,689 paid by Panda Ethanol—Delaware to Mr. Carter from October 1, 2006 to November 6, 2006 and $299,065 paid by Panda Energy to Mr. Carter from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Carter for fiscal 2006 equals $403,150.

(5)	Does not include any amounts for personal use by Mr. Carter on two occasions, one in January 2006 and one in April 2006, of an aircraft owned by a subsidiary of Panda Energy as any amounts related to such use were paid in full by Panda Energy and were not reimbursed by us or Panda Ethanol—Delaware. Does not include $49,500 of compensation paid by us to Mr. Carter in connection with his service as a director. Also does not include $36,500 of compensation paid by Panda Energy to Mr. Carter in fiscal 2006 in connection with his service as a director.

(6)	Represents amounts paid after the Merger on November 6, 2006. Does not include $24,063 paid by Panda Ethanol—Delaware to Mr. Lindloff from October 1, 2006 to November 6, 2006 and $207,396 paid by Panda Energy to Mr. Lindloff from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Lindloff for fiscal 2006 equals $279,584.

(7)	Mr. Simmons resigned from Panda Ethanol effective September 1, 2007.

(8)	Represents amounts paid after the Merger on November 6, 2006. Does not include $33,121 paid by Panda Ethanol—Delaware to Mr. Simmons from October 1, 2006 to November 6, 2006 and $285,471 paid by Panda Energy to Mr. Simmons from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Simmons for fiscal 2006 equals $384,834.

(9)	Mr. Rizzieri resigned from Panda Ethanol effective September 1, 2007.

(10)	Represents amounts paid after the Merger on November 6, 2006. Does not include $26,136 paid by Panda Ethanol—Delaware to Mr. Rizzieri from October 1, 2006 to November 6, 2006 and $225,270 paid by Panda Energy to Mr. Rizzieri from January 1, 2006 to September 30, 2006. The aggregate of all payments of salary by us, Panda Ethanol—Delaware and Panda Energy to Mr. Rizzieri for fiscal 2006 equals $303,679.
     We provide only minimum perquisites to executive officers. We prefer to compensate Named Executive Officers using a mix of salary and cash bonus.
     On November 1, 2006, Panda Energy granted options to purchase common stock of Panda Energy to Messrs. Simmons and Lindloff. Mr. Simmons’s option is for 100,000 shares and Mr. Lindloff’s option is for 15,000 shares. The options have an exercise price of $3.00 per share and are fully vested and exercisable. The options expire on (i) the 30th day following termination of employment of the option holder with Panda Energy or Panda Ethanol other than “for cause” and immediately upon a termination “for cause” or (ii) six months following the option holder’s death or disability. The option granted to Mr. Simmons otherwise expires on July 1, 2011 and the option granted to Mr. Lindloff otherwise expires on March 31, 2009. The option amounts, terms and price are the same as options held by such option holders that expired by their terms upon their employment with Panda Energy due to such option holder’s change in employment to Panda Ethanol—Delaware. These options were issued in recognition of the option holder’s past services as an employee of Panda Energy. We do not believe that any of these options represents compensation for services rendered to us.
     We had not granted any options to any of our employees, including our Named Executive Officers, as of December 31, 2007.

     Compensation of Directors
     The total compensation paid to our directors for the fiscal year ended December 31, 2007, is set forth below in the following Director Compensation Table:
2007 FISCAL YEAR DIRECTOR COMPENSATION

					Nonqualified
				Non-Equity	Deferred
	Fees Earned			Incentive Plan	Compensation	All Other
	or Paid in	Stock	Option	Compensation	Earnings	Compensation	Total
Name*	Cash ($)(1)	Awards ($)	Awards ($)	($)	($)	($)	($)
Robert W. Carter Chairman	95,000	—	—	—	—	—	95,000
Todd W. Carter	65,000	—	—	—	—	—	65,000
G. Michael Boswell	93,500	—	—	—	—	—	93,500
Donnell Brown	87,500	—	—	—	—	—	87,500
Philip D. English	87,500	—	—	—	—	—	87,500

(1)    Includes retainer fees and fees earned for attendance of Board meetings and committee meetings.
     Our compensation policy for directors for fiscal year 2007 is summarized as follows: The Chairman received an annual retainer of $75,000 and all other directors received an annual retainer of $45,000. All directors, including the Chairman, received $2,500 for each Board meeting attended in person and $2,000 for each Board meeting attended by telephone. The chairman of the Audit Committee received an annual retainer of $12,000. The chairman of each other committee received an annual retainer of $6,000. If a director was the chairman of more than one committee, he or she would have received a retainer for each such committee. All committee members, including the chairman, received $1,500 for each committee meeting attended, whether in person or by telephone. In addition, Board members were reimbursed for reasonable travel expenses incurred in connection with their attendance at a Board or committee meeting.
     For fiscal year 2008, all director fees have been reduced by one-third and will be payable quarterly. Our directors will receive 50% of their fees in cash and the remainder in shares of our Common Stock.
     Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended December 31, 2007, the Compensation Committee was comprised of Messrs. Boswell, Brown and English.
     No member of the compensation committee is or has been an officer or employee of Panda Ethanol or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K during the fiscal year ended December 31, 2007. No executive officer of Panda Ethanol served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee. No executive officer of Panda Ethanol served as a director of another entity, one of whose executive officers served on the compensation committee. No executive officer of Panda Ethanol served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Panda Ethanol.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Security Ownership of Certain Beneficial Owners and Management
     Our only outstanding class of equity securities is our Common Stock, par value $0.001 per share. The following table sets forth information as of April 21, 2008 regarding the beneficial ownership of our Common Stock by (i) each person known to us to own beneficially more than five percent (5%) of our Common Stock, (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all of our present executive officers and directors as a group.

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	BeneficialOwnership(1)		Class(2)
Panda Energy International, Inc.	14,623,242	(3)	46.4%
4100 Spring Valley, Suite 1001 Dallas, TX 75244
GLG Partners LP	5,018,812	(4)	15.9%
1 Curzon Street London W1J 5HB United Kingdom
Seneca Capital LP	2,247,399	(5)	7.1%
590 Madison Avenue, 28th Floor New York, NY 10022
FrontPoint Partners, LLC	1,830,714	(6)	5.8%
Two Greenwich Plaza Greenwich, CT 06830
Robert W. Carter (7)	4,413		*
Todd W. Carter (7)	2,648		*
G. Michael Boswell	3,354		*
Donnell Brown	3,001		*
Philip D. English	3,001		*
Darol Lindloff	0		*
Franklin Byrd	0		*
Robert K. Simmons	0		*
L. Stephen Rizzieri	0		*
All directors and executive officers as a group (8 persons) (7)	16,417		*

*	Less than 1%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership information is based on the most recent Form 3, 4 and 5 and 13D and 13G filings with the SEC and reports made directly to us. The number of shares shown as beneficially owned includes shares of Common Stock subject to stock options exercisable within 60 days after April 21, 2008. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	The percentages indicated are based on 31,488,977 shares of Common Stock outstanding on April 21, 2008.

(3)	Includes 231,297 shares held by Panda Energy Management, LP, a wholly-owned subsidiary of Panda Energy International, Inc.

(4)	Includes 1,670,289 shares held by GLG North American Opportunity Fund, 1,001,848 shares held by GLG Global Utilities Fund, 2,338,230 shares held by GLG European Long-Short Fund and 8,445 shares indirectly owned by GLG Partners LP on behalf of certain managed accounts, which are managed by GLG Partners LP. GLG Partners LP, an English limited partnership, acts as the investment manager of certain funds and managed accounts and may be deemed, as of the date hereof, to be the beneficial owner of the securities held by such funds and managed accounts. GLG Partners Limited, an English limited company, is the general partner of GLG Partners LP. GLG Partners, Inc. indirectly owns GLG Partners Limited. Noam Gottesman, Pierre Lagrange and Emmanuel Roman are each a managing director of GLG Partners Limited. GLG Partners LP, GLG Partners Limited, GLG Partners, Inc., Noam Gottesman, Pierre Lagrange and Emmanuel Roman do not hold directly any of our securities or derivative securities with respect thereto, and disclaim any beneficial ownership of any of such securities reported or excluded herein, except for their pecuniary interest therein.

(5)	Includes 1,415,029 shares held by Seneca Capital International Subsidiary Corp III, 827,606 shares held by Seneca Capital LP and 4,764 shares held by Seneca Capital LP II. Doug Hirsch is the managing member of the general partner of Seneca Capital LP and Seneca Capital LP II. Mr. Hirsch is also the sole director of Seneca Capital International Subsidiary Corp III and is the managing member of the general partner of the investment manager to Seneca Capital International Subsidiary Corp III’s sole shareholder. As such, Mr. Hirsch has investment and voting power for the securities owned by each of Seneca Capital LP, Seneca Capital LP II and Seneca Capital International Subsidiary Corp III. Mr. Hirsch disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6)	Includes 915,207 shares held by FrontPoint Utility and Energy Fund, L.P. and 915,507 shares held by FrontPoint Energy Horizons Fund, L.P. FrontPoint Energy Horizons Fund GP, LLC is the general partner of FrontPoint Energy Horizons Fund, L.P. FrontPoint Utility and Energy Fund GP, LLC is the general partner of FrontPoint Utility and Energy Fund, L.P. FrontPoint Partners LLC is the managing member of FrontPoint Energy Horizons Fund GP, LLC and FrontPoint Utility and Energy Fund GP, LLC and as such has voting and dispositive power over these securities. FrontPoint Partners LLC is an indirect wholly-owned subsidiary of Morgan Stanley.

(7)	Robert W. Carter is Chairman of the Board, Chief Executive Officer and owner of 38% of the outstanding shares of Panda Energy, which owns 14,623,242 shares of our Common Stock. Todd W. Carter is President and a significant stockholder of Panda Energy. Messrs. Robert Carter and Todd Carter do not have or share voting or investment power over these shares held by Panda Energy.

Equity Compensation Plan Information
     The following table provides certain information as of December 31, 2007 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants, and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	—	$—	3,333,333
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	3,333,333

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Certain Relationships and Related Transactions
     Panda Energy is our founder and largest stockholder, owning approximately 46% of our outstanding stock. We have been a party to several agreements with Panda Energy. These agreements are described below.
     Transition Services Agreement
     We were a party to a Transition Services Agreement, effective as of June 7, 2006 and amended effective as of October 7, 2006 and March 30, 2007, originally executed by Panda Ethanol—Delaware and Panda Energy Management, LP (“PEM”). By virtue of the Merger, we succeeded to the agreements and obligations of Panda Ethanol—Delaware under the Transition Services Agreement. PEM is a wholly-owned subsidiary of Panda Energy. As used in this annual report, Transition Services Agreement refers to the Transition Services Agreement, as amended.
     The Transition Services Agreement provided for the provision or coordination of certain administrative services by Panda Ethanol to PEM (i) during a specified time period prior to the Merger which commenced on October 7, 2006 and ended on the effective date of the Merger, or the Transition Period, and (ii) following the Merger. Prior to the commencement of the Transition Period, the Transition Services Agreement provided for the provision or coordination by PEM of certain services to Panda Ethanol—Delaware.
     Services to be Provided. During the Transition Period and following the effective date of the Merger, we were required to provide PEM with, or coordinate the provision to PEM of, various general administrative services, including tax, human resources, government reporting, accounting, employee heath and safety, financial (including cash management and insurance), general corporate, legal, development and facilities, corporate communications, corporate travel and provision of aircraft, and certain executive office functions services, and such other services as are relevant or necessary or as PEM may reasonably request as relevant or necessary. The term of our services to be provided to PEM pursuant to the Transition Services Agreement ended on June 30, 2007. Prior to the commencement of the Transition Period, PEM provided certain similar services to Panda Ethanol—Delaware (other than the executive office functions).
     Charges for Services. All charges for services provided by Panda Ethanol—Delaware during the Transition Period and by us following the effective date of the Merger were based on the allocable costs incurred by Panda Ethanol—Delaware or us, as the case may be, for performing such services (including an allocable charge for overhead costs) or an allocable portion of the charges paid by Panda Ethanol—Delaware or us, as the case may be, to a third party for performing such services. The total amount paid by PEM to us was approximately $167,000 for services we provided in 2007. The total amount we paid PEM in 2007 under the Transition Services Agreement was approximately $313,000.
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
     Indemnification. Each party agrees to indemnify and hold harmless the other party, its employees, agents, officers, directors, stockholders and affiliates from any and all claims, demands, complaints, liabilities, losses, damages and all costs and expenses (including legal fees), collectively referred to as “damages,” arising from or relating to the use of any service provided under the Transition Services Agreement or any person using such service (including but not limited to damages for injury or death to persons or damage to property) to the extent not arising from the willful misconduct, bad faith or negligence of the indemnified party.
     Termination. The Transition Services Agreement permitted the parties to terminate the agreement as follows:
•	upon the mutual written agreement of the parties;

•	by either of the parties for material breach of any of the terms thereof by the other party, if the breach was not remedied within 30 days after written notice of breach was delivered to the defaulting party;

•	by either party, upon written notice to the other party if we or PEM became insolvent, made an assignment for the benefit of creditors, or was placed in receivership, reorganization, liquidation or bankruptcy;

•	by PEM, upon written notice to us, if, for any reason, the ownership or control of our company or any of our operations became vested in, or was made subject to the control or direction of, any direct competitor of PEM (other than pursuant to the Merger); or

•	by us, upon written notice to PEM, if for any reason, the ownership or control of PEM or any of PEM’s operations became vested in, or was made subject to the control or direction of, any of our direct competitors.
     Upon any such termination, each party would have been compensated for all services rendered to the date of termination in accordance with the provisions of the Transition Services Agreement.
     Reimbursement Letter
     We are a party to a letter agreement, dated as of June 7, 2006, originally executed by Panda Ethanol—Delaware and Panda Energy. We refer to the letter agreement as the Reimbursement Letter. The Reimbursement Letter provides for reimbursement by us of costs and expenses incurred by Panda Energy in connection with the development of our ethanol production facilities.
     In consideration for past financial support provided by Panda Energy, the Reimbursement Letter requires us to reimburse Panda Energy for direct and indirect costs and expenses in excess of $13.0 million for services incurred by Panda Energy in connection with the following:
•	the negotiation, execution and delivery of (a) the Merger Agreement, dated as of May 18, 2006, by and among Panda Ethanol, Inc., Cirracor and Grove Panda Investments, LLC, (b) the Securities Purchase Agreement, dated as of June 7, 2006, by and among Panda Ethanol—Delaware and certain purchasers of its securities, (c) the Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy and certain purchasers of our securities, and (d) any other documents or agreements entered into in connection with the transactions contemplated under the Securities Purchase Agreement; and

•	ethanol project development activities up to the date on which Panda Ethanol—Delaware closed its senior debt and subordinated debt financing of the Hereford facility.
     All such costs and expenses incurred after the date of execution of the definitive agreements relating to the senior and subordinated debt financing of the Hereford facility, or the Hereford financing date, are paid on a monthly basis. All costs and expenses incurred prior to the Hereford financing date were accrued on a project-by-project basis and are due and payable for a particular project when we enter into definitive agreements relating to project debt or other appropriate financial arrangements for that particular project. In connection with the Hereford financing, we reimbursed Panda Energy $2.0 million for all amounts accrued in connection with the development of the Hereford facility in excess of Panda Energy’s $13.0 million capital commitment. The accrued costs and expenses that may be reimbursed for the projects other than the Hereford facility total approximately $4.3 million, subject to final audit, and are expected to be approximately allocated by facility as follows:
•	Haskell facility: $1.2 million

•	Yuma facility: $1.4 million

•	Sherman facility: $0.4 million

•	Other facilities: $1.3 million.
     Under the Reimbursement Letter, we were also required to pay, and have paid, a development fee in the amount of $3.5 million upon entering definitive agreements relating to the senior and subordinated debt financing of the Hereford facility. Since January 1, 2007, we have not made any payments to Panda Energy in accordance with the Reimbursement Letter.

     Lease of Office Space
     During fiscal 2007, we rented office space from Panda Energy on a month to month basis. The amount of rent was approximately $35,000 per month through August 2007, and was reduced to approximately $10,000 per month effective September 1, 2007 in connection with our new organizational plan. Such amount represents a pro rata allocation of Panda Energy’s actual rent, based upon the proportion of Panda Energy’s total office space occupied by us.
     Services Agreement
     On November 9, 2007, we entered into a Services Agreement with PEM, effective September 1, 2007. The Services Agreement provides for the provision or coordination of certain administrative services by PEM to us.
     Services to be Provided. Pursuant to the Services Agreement, PEM provides us with, or coordinates the provision to us of, various general administrative services, including human resources, government reporting, accounting, employee heath and safety, financial (including cash management and insurance), general corporate, legal, development and facilities, corporate communications, investor relations, corporate travel and provision of aircraft, and certain executive office functions services, and such other services as are relevant or necessary or as we may reasonably request as relevant or necessary.
     Charges for Services. All charges are based on the allocable costs incurred by PEM for performing such services (including an allocable charge for overhead costs) or an allocable portion of the charges paid by PEM to a third party for performing such services. Compensation for non-labor services must be paid in cash. Such amounts must be invoiced within thirty days after the end of each calendar month and if not paid within thirty days after the invoice date will bear interest at the rate of 12% per annum. All labor related services rendered to us by PEM employees, excluding those PEM employees that also hold a position with our Board of Directors (which services will be treated as non-labor services), must be paid in our Common Stock. In determining the amount of Common Stock due to PEM, the aggregate value of the services provided by PEM to us will be calculated based upon a rate of 2.5 times the allocated salary cost of each PEM employee who provides monthly hours of services to us. This aggregate amount will be paid in Common Stock valued monthly based on a calculation of the value weighted average price of our Common Stock for the last ten trading days of each month. The average price used shall be based on the number of shares traded in each of the ten days multiplied by the closing price of our Common Stock on the OTCBB on such day. If there is no trading volume for the ten day period, then the closing share price for the ten day period shall be used. Such amounts must be invoiced within thirty days after the end of each quarter beginning with the quarter ended December 31, 2007 and must be paid within thirty days of invoice. Since September 1, 2007, we have paid approximately $21,000 and issued 405,901 shares of Common Stock for services rendered by PEM under the Services Agreement.
     Audit Rights. We have the right to audit and review any charges or invoices for services, and to be provided with reasonable access to information of PEM to enable us to review and audit PEM’s charges.
     Limitation on Liability. PEM does not have any liability (i) with respect to its furnishing of services to us under the Services Agreement except on account of PEM’s gross negligence or willful misconduct; (ii) for any punitive damages to us; (iii) in excess of the amount of fees paid to PEM by us; or (iv) to any third party.
     Indemnification. We agree to indemnify and hold harmless PEM, its employees, agents, officers, directors, stockholders and affiliates from any and all claims, demands, complaints, liabilities, losses, damages and all costs and expenses (including legal fees), collectively referred to as “damages,” arising from or relating to the use of any service provided under the Services Agreement or any person using such service (including but not limited to damages for injury or death to persons or damage to property) to the extent not arising from the willful misconduct, bad faith or negligence of PEM.
     Termination. The Services Agreement may be terminated on the earlier of:
•	notice by either party; or

•	September 1, 2009.

     Upon any such termination of PEM services, PEM shall be compensated for all services rendered to the date of termination in accordance with the provisions of the Services Agreement.
     Registration Rights Agreement
     In connection with the Services Agreement, we entered into a Registration Rights Agreement, which covers the registration of all shares of our Common Stock issued pursuant to the Services Agreement or issued upon any stock split, dividend or other distribution, recapitalization or similar event with respect to such shares. The Registration Rights Agreement requires us to register for resale all such shares before or on March 31, 2009. In the event that we fail to file a registration statement by this date, we will be required to pay partial liquidated damages of 1% of the aggregate value of the Common Stock issued pursuant to the Services Agreement for any registrable securities then held, with an additional 1% on each monthly anniversary of this date.
     Loan Agreement
     On November 9, 2007, we entered into a Loan Agreement with Panda Energy. The Loan Agreement provides that upon certain specified conditions being met, Panda Energy shall make one or more advances to us through January 1, 2009 which, in the aggregate, shall not exceed at any one time $1,000,000. The proceeds of the borrowings will be used solely to (i) finance the monthly corporate overhead expenses of us and our subsidiaries in an amount not to exceed $1,000,000 per month on an annualized basis; (ii) pay up to $3,000,000 in breakage fees and other deal-related expenses associated with the withdrawn 144A and debt financing of the Yuma project; and (iii) pay transactions fees associated with the Loan Agreement. We borrowed $1,000,000 under the Loan Agreement in February 2008.
     Borrowings will be secured, pursuant to (1) a Pledge, Assignment and Security Agreement by and between us and Panda Energy and (2) a Pledge, Assignment and Security Agreement by and between Panda Ethanol Holdings, LLC, a wholly-owned subsidiary of us (“Ethanol Holdings”), and Panda Energy, by (i) all rights, titles, and interests of us and Ethanol Holdings in and to certain stock, equity or investment securities owned by us and Ethanol Holdings; (ii) certain partnership interests and all rights of us and Ethanol Holdings with respect thereto; (iii) all present and future distributions, income, increases, profits, combinations, reclassifications, improvements, and products of, accessions, attachments, and other additions to, and substitutes and replacements for, all or part of such securities or partnership interests described in clauses (i) and (ii) of this sentence; (iv) all present and future accounts, contract rights, general intangibles, chattel paper, documents, instruments, cash and noncash proceeds, and other rights arising from or by virtue of, or from the voluntary or involuntary sale or other disposition of, or collections with respect to, or claims against any other person with respect to, all or any part of the collateral; and (v) all present and future security for the payment to us and Ethanol Holdings of any of the collateral and goods which gave or will give rise to any such collateral or are evidenced, identified, or represented therein or thereby.
     Pursuant to a Promissory Note, borrowings under the Loan Agreement bear interest at a rate of the lesser of (a) the maximum rate permitted by law or (b) LIBOR plus (i) prior to April 1, 2009, seven and one half percent (7.50%) per annum, and (ii) on April 1, 2009 and at all times thereafter, ten percent (10.00%) per annum.
     We are required to make prepayments of principal as follows: (a) on or before the last day of each quarter, in an amount equal to 50% of its cash flow for the quarter; provided that cash flow sufficient to satisfy selling, general, and operating expenses for the next quarter, in a minimum amount of $2,500,000 per fiscal quarter, shall be set aside in a separate account in our name each quarter prior to any such prepayments, and (b) immediately upon the receipt of net proceeds from any sale, liquidation or disposition (other than in the ordinary course of our business) of any of our assets (and after giving effect to clause (a) of this sentence) in an amount in any single transaction or series of transactions exceeding $150,000, in the amount of such net proceeds.
     The Loan Agreement contains affirmative and negative covenants with which we must comply, including provision of financial statements and other information, payment of an unused facility fee on the daily average unused amount of the loan, at the rate of one half percent (0.50%) per annum, restrictions on indebtedness, on granting security interests, on paying dividends, on substantial changes in management, on transactions with affiliates and on selling assets. The events of default under the Loan Agreement include payment defaults, breaches of representations, warranties or covenants, bankruptcy and insolvency and cross defaults with certain other indebtedness, the occurrence of which could cause all amounts under the Loan Agreement to become immediately due and payable.

     In accordance with our Audit Committee Charter adopted on November 8, 2006, our Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Any material financial transaction with any director, executive officer, nominee or holder of five percent or more of Common Stock, or immediate family member of any of the foregoing, would need to be approved by our Audit Committee prior to our entering into such transaction.
     Other Transactions
     Between the termination of the Transition Services Agreement and the date the Services Agreement became effective, Panda Energy provided certain general administrative services to Panda Ethanol. Charges for the allocable costs incurred by Panda Energy in performing such services were approximately $104,000 and were accounted for as capital contributions from Panda Energy.
     Director Independence
     The standards relied upon by the Board of Directors in affirmatively determining whether a director is “independent” are those set forth in the NASDAQ Marketplace Rules, which generally provide that: (a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer, of our company, would not be independent for a period of three years after termination of such relationship; (b) a director who receives, or whose immediate family member receives, payments of more than $100,000 during any period of twelve consecutive months from our company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such payments; (c) a director who is, or who has an immediate family member who is, a current partner of our outside auditor or who was, or who has an immediate family member who was, a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship; (d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of our executive officers served on the other company’s compensation committee would not be independent for a period of three years after the end of such service on the compensation committee; and (e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization that makes payments to, or receives payments from, us for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such recipient’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold. The Board of Directors also makes an affirmative determination that each potential independent director does not have any relationship which, in the Board’s opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
     The Board of Directors, in applying the above-referenced standards, has affirmatively determined that G. Michael Boswell, Donnell Brown and Philip D. English are “independent.” As part of the Board’s process in making such determination, each such director provided written assurances that (a) all of the above-cited objective criteria for independence are satisfied and (b) he has no other “material relationship” with us that could interfere with his ability to exercise independent judgment.
     The following directors may have an indirect material interest in the transactions described above:
•	Robert W. Carter has served as Chairman of the Board and Chief Executive Officer of Panda Energy since 1995, and he owns 38% of Panda Energy’s outstanding shares; and

•	Todd W. Carter has served as President of Panda Energy since September 1, 2007 and served as President of Panda Energy from July 2000 to December 2004 and as President of Panda Development Corporation, a division of Panda Energy from December 2004 to September 30, 2006.
Item 14. Principal Accountant Fees and Services
     Stonefield Josephson, Inc. was the historical independent registered public accounting firm of Cirracor. Deloitte & Touche LLP was the historical independent registered public accounting firm of Panda Ethanol—Delaware. As a result of the Merger, Deloitte & Touche LLP replaced Stonefield Josephson, Inc. as our independent registered public accounting firm effective as of December 19, 2006 to audit our financial statements for the years ending December 31, 2006 and 2007, and to perform procedures related to the financial statements included in our current reports on Form 8-K and quarterly reports on Form 10-Q or Form 10-QSB beginning with, and including, reports that contain financial information with respect to the quarter ended September 30, 2006, but excluding our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed on November 20, 2006.
     Fees paid to Deloitte & Touche LLP
     Aggregate fees for professional services provided to us and Panda Ethanol—Delaware by Deloitte & Touche LLP for the years ended December 31, 2006 and December 31, 2007 were as follows:

	Fiscal year ended	Fiscal Year ended
	December 31,	December 31,
	2007	2006
Audit Fees (a)	$410,344	$155,000
Audit-Related Fees (b)	75,000	10,000
Tax Fees (c)	307,177	—
All Other Fees (d)	—	1,599

Total	$792,521	$166,599

(a)	Fees for audit services include fees associated with the reviews of Panda Ethanol’s quarterly financial statements and the audit of Panda Ethanol’s annual financial statements. Fees for audit services in 2006 also include $90,000 in fees for the audit of Panda Ethanol—Delaware’s financial statements for the years ended December 31, 2004 and 2005.

(b)	Audit-related fees in 2007 were associated with Panda Ethanol’s withdrawn private offering of $140 million senior notes. Audit-related fees in 2006 principally include accounting fees incurred related to our Definitive Proxy Statement relating to the Merger, filed on October 25, 2006.

(c)	Tax fees, when incurred, include tax compliance and tax planning.

(d)	Represents amounts paid for a subscription to Deloitte & Touche LLP’s online technical accounting research library.
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

     Fees paid to Stonefield Josephson, Inc.
     Aggregate fees for professional services provided to Cirracor and us by Stonefield Josephson, Inc. for the years ended December 31, 2006 and 2007 were as follows:

	Fiscal year	Fiscal year
	ended	ended
	December 31,	December 31,
(in thousands)	2007	2006
Audit Fees (a)	$—	$15,519
Audit-Related Fees (b)	—	14,306
Tax Fees	—	—
All Other Fees	—	—

Total	$—	$29,825

(a)	Fees for audit services in 2006 include fees associated with the reviews of our quarterly reports on Form 10-QSB, the audit of our September 30, 2005 Annual Report on Form 10-KSB and for services in connection with an SEC comment letter and amendment to Cirracor’s September 30, 2005 Annual Report on Form 10-KSB.

(b)	Audit-related fees principally include accounting consultations fees incurred related to our registration statement on Form S-3 filed with the SEC on January 10, 2007, our Definitive Proxy Statement relating to the Merger, filed on October 25, 2006, and our transitional report on Form 10-QT. Audit-related fees also include fees incurred in connection with the change in accountants.
     Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy
     On December 19, 2006, the Audit Committee pre-approved Deloitte & Touche LLP to provide tax services, including tax compliance services (i.e., preparation of tax returns and related matters) and tax consulting services (including, but not limited to, determination of the tax treatment of actual or possible transactions, determination of applicability of sales tax to ethanol plant components and consultation concerning federal and state tax regulations); provided that (i) the fees for the tax services shall not exceed $150,000, (ii) the performance of tax services must be authorized by the Audit Committee Chair prior to commencement of such services and (iii) the provision of any tax service is required to be reported to the Audit Committee at the next regularly scheduled Audit Committee meeting. On October 24, 2007, the Audit Committee pre-approved additional fees of up to $200,000 for tax-related services, subject to the same conditions set forth above. None of the services included in “Audit-Related Fees” or “All Other Fees” in the tables above were approved by the Audit Committee pursuant to the above described pre-approval.

Part IV
     Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX

Exhibit
Number	Description
31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

(1)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.
     April 29, 2008.

PANDA ETHANOL, INC.
/s/ Darol Lindloff
Darol Lindloff,
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit
Number	Description
31.1(1)	Certification of Principal Executive Officer.

31.2(1)	Certification of Principal Financial Officer.

(1)	Filed herewith.