Form 10-Q
period 2008-03-31
PANDA ETHANOL, INC.
filed 2008-05-20
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50282

PANDA ETHANOL, INC.
(Exact name of registrant as specified in its charter)

Nevada	24-4799979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4100 Spring Valley, Suite 1002
Dallas, Texas
75244
(Address of principal executive offices)
(Zip Code)
(972) 361-1200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2008, 31,488,977 shares of Common Stock were outstanding.

PANDA ETHANOL, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2007	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,127,913	$122,824
Accounts receivable	353,516	43,000
Accounts receivable from former parent	4,754	16,570
Inventories	58,719	117,945
Prepaid expenses and other current assets	660,054	770,445
Financial derivatives	611,450	107,500

Total current assets	2,816,406	1,178,284

Restricted cash and cash equivalents	37,464,207	29,686,369

Property, plant and equipment:
Construction in progress	184,494,094	197,262,048
Land	650,000	650,000
Furniture, fixtures and equipment	2,464,045	2,824,935
Accumulated depreciation	(87,562)	(179,390)

Total property, plant and equipment, net	187,520,577	200,557,593

Deposits	965,575	965,575

Deferred income taxes	486,000	710,000

Debt issuance costs, net of accumulated amortization of $1,799,865 and $2,082,104 at December 31, 2007 and March 31, 2008, respectively	7,623,227	7,340,988

Total assets	$236,875,992	$240,438,809

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$10,669,525	$13,834,769
Accounts payable and accrued liabilities — operating expenses	4,664,110	3,295,276
Accounts payable to former parent	802,401	519,609
Current portion of financial derivatives	820,177	2,008,947
Current portion of long-term debt	—	2,799,719
Current portion of capital lease obligations	197,499	180,615
Accrued interest and letter of credit fees	989,883	2,211,869

Total current liabilities	18,143,595	24,850,804

Financial derivatives	4,134,969	2,016,544

Long-term debt	141,596,623	140,129,233

Long-term debt to former parent	—	1,000,000

Capital lease obligations	873,783	826,588

Other noncurrent liabilities	486,000	710,000

Commitments and contingencies (Notes 3, 5 and 6)

Temporary equity — payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,659 and 31,304,952 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	31,067	31,305
Additional contributed capital	104,777,406	105,602,829
Accumulated other comprehensive loss	(1,875,385)	(3,818,729)
Deficit accumulated during the development stage	(35,593,624)	(35,211,323)

Total shareholders’ equity	67,339,464	66,604,082

Total liabilities and shareholders’ equity	$236,875,992	$240,438,809

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008,
AND FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2008
(UNAUDITED)

			Inception
	Three Months Ended March 31,		Through
	2007	2008	March 31, 2008

Development and administrative expenses:
Development and administrative expenses allocated from former parent	$134,019	$506,132	$14,061,971
Other development and administrative expenses	3,534,988	1,982,304	28,830,504
Provision for impairment of development projects	—	—	3,074,842

Total development and administrative expenses	3,669,007	2,488,436	45,967,317

Other expense (income):
Interest income	(1,760,259)	(252,087)	(8,804,912)
Interest expense and letter of credit fees	1,429,904	62,771	5,798,296
Amortization of debt issuance costs	122,802	—	478,771
Depreciation	12,553	91,830	179,391
Provision for impairment of investments available for sale	—	—	875,000
Gain on settlement of forward contracts	—	(404,201)	(713,801)
Change in fair value of financial derivatives	4,376,000	(2,369,050)	(8,568,739)

Total other expense (income)	4,181,000	(2,870,737)	(10,755,994)

Net loss (income)	$7,850,007	$(382,301)	$35,211,323

Net loss (income) per common share — basic and dilutive:

Net loss (income) per common share	$0.25	$(0.01)

Weighted average common shares outstanding — basic and dilutive	31,066,659	31,229,012

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008,
AND FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2008
(UNAUDITED)

	Three Months Ended March 31,		Inception Through
	2007	2008	March 31, 2008

Operating activities:

Net income (loss)	$(7,850,007)	$382,301	$(35,211,323)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating expenses contributed by former parent	—	—	103,993
Provision for impairment of development projects	—	—	3,074,842
Provision for impairment of investments available for sale	—	—	875,000
Directors’ fees paid with common stock	—	23,260	23,260
Interest expense added to debt principal	1,192,573	1,332,330	8,496,953
Amortization of debt issuance costs	122,802	—	478,771
Depreciation	12,553	91,830	179,391
Change in fair value of financial derivatives	4,376,000	(2,369,050)	(8,568,739)
Deferred tax benefit	—	(224,000)	(710,000)
Increase in accounts receivable	—	310,516	(43,000)
(Increase) decrease in accounts receivable from former parent	32,265	(11,816)	(16,570)
Increase in inventories	—	(59,226)	(117,945)
(Increase) decrease in prepaid expenses	290,990	(110,391)	(770,445)
Increase (decrease) in accounts payable and accrued liabilities — operating expenses	68,372	(1,368,834)	3,295,276
Increase (decrease) in accounts payable to former parent	279,353	519,609	1,590,232
Increase (decrease) in accrued interest and letter of credit fees	(367)	1,221,986	2,211,869
Increase in other noncurrent liabilities	—	224,000	710,000

Net cash used in operating activities	(1,475,466)	(37,485)	(24,398,435)

Investing activities:

Purchases of investments available for sale	(5,000,000)	—	(94,025,000)
Sales of investments available for sale	9,700,000	—	93,150,000
(Increase) decrease in restricted cash and cash equivalents	5,524,890	7,777,838	(29,686,369)
Decrease in restricted short-term investments	12,495,335	—	—
Additions to property, plant and equipment	(19,594,058)	(9,681,363)	(186,812,610)
Increase in deposits	—	—	(965,575)

Net cash provided by (used in) investing activities	3,126,167	(1,903,525)	(218,339,554)

Financing activities:

Capital contributions from former parent	—	—	16,133,464
Capital distributions to former parent	—	—	(5,480,712)
Temporary equity advanced from former parent	—	—	4,301,558
Issuance of common stock to former parent	—	—	2,859,354
Issuance of common stock to non-affiliates	—	—	90,924,152
Repayment of capital lease obligations	—	(64,079)	(553,911)
Issuance of long-term debt and financial derivative	—	—	143,100,000
Issuance of long-term debt to former parent	—	1,000,000	1,000,000
Debt issuance costs	—	—	(9,423,092)

Net cash provided by financing activities	—	935,921	242,860,813

Increase (decrease) in cash and cash equivalents	1,650,701	(1,005,089)	122,824

Cash and cash equivalents, beginning of period	713,529	1,127,913	—

Cash and cash equivalents, end of period	$2,364,230	$122,824	$122,824

Noncash investing and financing activities:

Property, plant and equipment costs accrued	$12,081,014	$13,834,769	$13,834,769
Property, plant and equipment acquired under capital leases	—	—	1,561,114
Interest cost accrued to long-term debt principal	1,192,573	1,332,330	8,496,953
Capital contributions from former parent:
By reduction of accounts payable	268,222	—	268,222
For operating expenses	—	—	103,993
Expenses financed under services agreement with former parent	—	491,393	1,293,794
Common stock issued under services agreement with former parent		802,401	802,401
Common stock issued under services agreement with directors		23,260	23,260
See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2008
And For the Period from Inception (November 1, 2004) through March 31, 2008
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
     Panda Ethanol, Inc. (“Panda Ethanol” or collectively with its subsidiaries, the “Company”) (a Nevada corporation), through various subsidiaries, holds a 100% interest in an ethanol manufacturing facility currently under construction in Hereford, Texas (“Hereford Facility”) and also holds 100% interests in ethanol projects under development in various states.
     Until June 7, 2006, the Company was a wholly owned subsidiary of Panda Energy International, Inc. (“PEII”). As of March 31, 2008, PEII held a 46.2% interest in the Company. PEII commenced development activities with respect to ethanol manufacturing facilities on November 1, 2004, which is the inception date of the accompanying financial statements. The financial statements are presented on a “carved out” basis and reflect the ethanol project development activities as if Panda Ethanol had been incorporated, with 13,817,341 common shares (par value $.001) initially outstanding and held by PEII, for all periods presented, until June 7, 2006, when additional shares were issued in a private equity transaction. The retrospective presentation under the current capital structure had no impact on net loss, any asset or liability, or net shareholders’ equity.
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
     Liquidity and Going Concern Considerations — As discussed in Note 3, in January 2008 the Company was notified of a soil settling problem with certain tanks at the Hereford Facility. The soil settling problem will delay completion of the Hereford Facility. The overall remediation plan is expected to be completed in the third quarter of 2008, and the Company currently believes that the Hereford Facility will begin producing ethanol in the third quarter of 2008. Management believes the delay in completion of the Hereford Facility resulting from the soil settling issues will have a negative impact on the Company’s liquidity. Although management believes the existing financing for the Hereford Facility is adequate for the completion of construction of the facility, the construction delay will postpone the commencement of commercial operations, which in turn will delay commencement of debt service payments to the lenders and cash distributions from the Hereford Facility to Panda Ethanol. Additionally, cash flow sweep provisions in the senior and subordinated debt agreements will require up to 100% of excess cash flow, after scheduled debt service and capital expenditures, to be applied to reduce the debt principal to specified target balances before cash distributions to Panda Ethanol can commence. The timing and amount of cash distributions from the Hereford Facility, as well as the Hereford Facility’s ability to meet its future debt service obligations, will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly.
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
     As a result of the construction delay and the cash flow sweep provisions, management currently believes that cash distributions to Panda Ethanol from the Hereford Facility will commence later than previously anticipated. The impact of the delay in cash distributions on Panda Ethanol’s cash requirements for overhead costs will be partially mitigated by management fees paid to Panda Ethanol by the Hereford Facility; however, these fees will not fully cover Panda Ethanol’s cash requirements until cash distributions commence from the Hereford Facility. Accordingly, management currently anticipates that Panda Ethanol will need to obtain additional working capital as discussed below.
     On August 9, 2007, the Company’s Board of Directors approved a new organizational plan designed to reduce costs and enable the Company to focus on the construction and subsequent operation of the Hereford Facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left the Company and joined PEII effective September 1, 2007. Under a services agreement executed on November 9, 2007 and retroactive to September 1, 2007, these departing officers and employees will be available to provide services to the Company on an as-needed basis. The services agreement is further discussed in Note 4. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general.
     Although the Company’s administrative expenses have been significantly reduced under the new organizational plan, the Hereford Facility construction delay and the further delay in commencement of cash distributions from the facility, as discussed above, have had and will continue to have a negative impact on the Company’s liquidity. Management currently anticipates that Panda Ethanol will need to obtain additional working capital of up to $1.5 million, in addition to the loan proceeds received from Panda Energy in February 2008 as discussed in Note 4, to finance Panda Ethanol’s anticipated working capital requirements for the next 12 months. The Company is currently pursuing all available options to increase working capital up to and including securing additional financing. Management believes, but can offer no assurance, that such efforts to increase working capital will be achieved. Additionally, the timing and amount of cash distributions from the Hereford Facility, as well as the Hereford Facility’s ability to meet its future debt service obligations, will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is unable to obtain the necessary additional working capital or meet its future debt service obligations.
     The consolidated financial statements include the accounts of all subsidiaries in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES
     Use of Estimates — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for the interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Condensed Footnote Disclosures — The Company has omitted certain footnote disclosures that would substantially duplicate the disclosures contained in the Company’s audited financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
     Adoption of New Accounting Pronouncement — Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. See Note 7.
     Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.
3. ETHANOL PROJECTS
     The Hereford Facility is a manure-fueled, 115-million-gallon design capacity denatured ethanol production facility, which is currently under construction in Hereford, Texas. Construction of the Hereford Facility commenced in August 2006. The Hereford Facility is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi, Inc. (“Lurgi”). Lurgi will install a biomass conversion system to be manufactured by Energy Products of Idaho, Inc. (“EPI”), which will gasify cattle manure and cotton gin waste to generate the process steam used in the production of ethanol. At March 31, 2008, the total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $188 million. Total commitments under ancillary construction-related contracts are approximately $3 million. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, is currently expected to be approximately $269 million. The construction contract with Lurgi includes guaranteed dates for the achievement of construction milestones related to completion of the Hereford Facility, and requires Lurgi to pay liquidated damages to the Company if the milestones are not achieved by the guaranteed dates and for such time as the milestones are not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. The Company has withheld liquidated damages in the amount of $5.8 million from payments to Lurgi as of April 4, 2008. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million. Lurgi has notified the Company that it intends to make a claim for schedule relief under the force majeure provisions of the EPC contract for delays due to inclement weather, labor shortages and certain other factors. The amount of liquidated damages is expected to ultimately be determined through arbitration. Although the Company has withheld liquidated damages from payments to Lurgi as discussed above, the amount of such liquidated damages will be reflected as a liability on the consolidated balance sheet until the amount has been finally determined.

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
     Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $71 million at December 31, 2007 and March 31, 2008.
     The Company has other ethanol manufacturing facilities under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; and Muleshoe, Texas, have been announced. The announced projects are in various stages of development and permitting. In connection with the new organizational plan discussed in Note 1, the Company will continue to manage its other ethanol projects, but will limit the development activities and costs on those projects, at least until the ethanol markets improve and/or the Hereford facility begins to make cash distributions to the Company sufficient to cover the Company’s working capital needs. Accordingly, the timing, costs and likelihood of ultimate completion of the Yuma, Haskell, and other facilities are not known at this time. At December 31, 2007, the Company concluded that the development costs incurred to date were fully impaired, with the exception of the land acquired for the Yuma project. Accordingly, such development costs were charged to expense in 2007. The cost of land acquired for the Yuma project of $650,000 is presented under land in the consolidated balance sheets at December 31, 2007 and March 31, 2008.
4. RELATED PARTY TRANSACTIONS
     Until October 1, 2006, the Company had no employees or offices. Prior to that date, its activities were conducted by PEII employees in the offices of PEII. Effective October 1, 2006, all of the PEII employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Costs allocated from the former parent in the first quarter of 2007 amounted to $134,000, which included net charges of $26,000 for services provided under the Transition Services Agreement and $108,000 for office rent. In the first quarter of 2007, PEII made a capital contribution of $268,000 to the Company by reduction of accounts payable to PEII.
     On November 9, 2007, the Company executed a services agreement with PEII in connection with the new organizational plan discussed in Note 1. The agreement was effective as of September 1, 2007, the date on which several officers and employees returned to PEII. Under the services agreement, PEII is compensated for services provided to the Company by PEII employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services are paid in common stock of the Company based on a calculation of the value weighted average price of the Company’s common stock for the last 10 trading days of each month. Stock for payment under the services agreement is issued quarterly. The Company’s liability to PEII of $802,000 at December 31, 2007, for charges under the new services agreement for September through December 2007, was settled in January 2008 by issuance of 231,287 shares of the Company’s common stock to PEII. Upon issuance of the Company’s common stock in payment of the liability, the liability to the former parent is extinguished and a capital contribution from the former parent is recorded. The charge for services rendered by PEII under the services agreement for the three months ended March 31, 2008 amounted to approximately $491,000, which was settled by issuance of 174,614 shares of the Company’s common stock to PEII in April 2008.

Such amount has been reflected as expenses allocated from former parent and as accounts payable to former parent in the accompanying financial statements as of March 31, 2008. Under a registration rights agreement related to the services agreement, the Company is required to use its best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) by March 31, 2009 with respect to the stock issued to PEII. The stock issued to PEII has not yet been registered. In the event that the Company fails to file a registration statement within the required timeframe, the Company will be required to pay to PEII partial liquidated damages of 1% of the value of the stock issued to PEII, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
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
5. LONG-TERM DEBT
     On July 28, 2006, the Company closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford Facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility (“Senior Debt”), a $30.0 million subordinated secured credit facility (“Subordinated Debt”), and $50.0 million of tax-exempt bonds (“Tax-Exempt Bonds”). The Senior Debt includes a letter of credit facility which supports the Tax-Exempt Bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt transactions are discussed in Note 5 to the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

     In connection with the amendment, the Company paid a consent fee of $0.5 million to the consenting lenders in April 2008.
     At December 31, 2007 and March 31, 2008, the Company had $63.1 million outstanding under the Senior Debt, which bore interest at a rate of 8.8% and 6.3%, respectively, per annum before impact of the interest rate swap agreement. The Company’s interest rate on the Senior Debt is effectively fixed at approximately 9.0% during construction via the interest rate swap agreement. At December 31, 2007 and March 31, 2008, the notional amount of the swap agreement was $70.1 million and $101.6 million, respectively. The term of the swap agreement runs through 2011. The fair value of the swap agreement at December 31, 2007 and March 31, 2008 was a liability of $2.1 million and $4.0 million, respectively, which is included in financial derivatives on the balance sheets. At December 31, 2007 and March 31, 2008, $0.8 million and $2.0 million, respectively, of the interest rate swap liability is estimated to be payable within one year and is reflected in current liabilities on the accompanying balance sheet.
     At December 31, 2007 and March 31, 2008, the Company had $30.0 million original principal amount outstanding under the Subordinated Debt, plus $5.6 million and $6.7 million, respectively, in accrued pay-in-kind interest which was added to the principal balance, which bore interest at a rate of 12% per annum. The unamortized discount related to the royalty interest amounted to $7.1 million and $6.9 million, resulting in a net carrying value of $28.5 million and $29.8 million for the Subordinated Debt at December 31, 2007 and March 31, 2008, respectively.
     The Subordinated Debt lender is entitled to a royalty of 8.5% of distributable cash flows, as defined. The royalty interest is considered to be an embedded derivative financial instrument. The fair value of the royalty interest at December 31, 2007 was estimated to be a liability of approximately $2.9 million, which is included in financial derivatives on the balance sheet. The fair value of the royalty interest at March 31, 2008 was estimated to be zero. The increase in fair value of $4.4 million for the first quarter of 2007, and the decrease in fair value of $2.9 million for the first quarter of 2008, have been recognized in the statements of operations. The estimated fair value of the royalty interest is impacted by expectations about future commodity prices, operating costs and operational levels for the Hereford Facility, and debt service requirements.
     At December 31, 2007 and March 31, 2008, the Company had $50.0 million outstanding under the Tax-Exempt Bonds, which bore interest at a rate of 3.5% and 2.2% per annum, respectively.
     The net amount of capitalized interest (including amortization of debt issuance costs) was approximately $2.1 million and $3.8 million for the three months ended March 31, 2007 and 2008, respectively. The Company paid interest of $2.5 million and $1.0 million in the three months ended March 31, 2007 and 2008, respectively.
6. PURCHASE AND SALES COMMITMENTS
     The Company has entered into purchase contracts to acquire certain quantities of corn and denaturant in the future. At March 31, 2008, the Company held purchase contracts for 3,440,000 bushels of corn and 15,000 barrels of denaturant in which the purchase price will be determined by the market price at the transaction date. The Company has not entered into any hedging transactions with respect to these purchase commitments. Certain of these contracts are considered to be derivative instruments under Statement of Financial Accounting Standards No. 133 (“SFAS 133”). These contracts originally qualified for the normal purchases exception under SFAS 133; however, due to the delay in completion of the Hereford facility as discussed at Note 3, certain of these contracts no longer qualified for the normal purchases exception at March 31, 2008. Accordingly, unrealized losses of approximately $0.5 million with respect to these contracts have been recognized in earnings through the change in fair value of financial derivatives in the three months ended March 31, 2008, and a financial derivative asset of approximately $0.1 million has been recognized on the balance sheet at March 31, 2008. Additionally, the Company realized a gain of $0.4 million from cancellation of corn purchase contracts in the three months ended March 31, 2008.

     The Company has entered into agreements with two trucking firms to provide transportation of manure, ash and wet distiller’s grain for the Hereford facility. Each of the agreements has a five-year term beginning in August 2006. Under the agreements, the Company will pay for the services on a per-load basis; however, the Company committed to pay for a specified minimum number of loads under each agreement commencing in the fourth quarter of 2007. When the Hereford facility has achieved substantial completion, which is expected to occur by September 30, 2008, the Company anticipates that the actual number of loads required by the Hereford Facility will exceed the minimum commitment. At December 31, 2007, the Company accrued a current liability of $2.5 million for the estimated minimum commitment in excess of projected transportation requirements for 2008. Effective March 1, 2008, the Company amended the agreement with one of the trucking firms to reduce the minimum commitment under that agreement by approximately $0.1 million per month until commercial operations commence. As a result of this amendment, the Company reduced the accrued liability by approximately $1.0 million at March 31, 2008 to a revised balance of $1.6 million. The balance at March 31, 2008 has been adjusted to reflect current fuel prices. The charges under the agreements include a variable component based on diesel fuel prices, and the base rates may also be adjusted periodically for general inflation. In the aggregate, the rates will increase by approximately 2% for each 10-cent increase in the price of diesel fuel over the base price. The aggregate commitment under the agreements for 2008 through 2011 is $17.3 million, based on a diesel price of $3.91 per gallon at March 31, 2008.
     The Company has entered into sales contracts to provide certain quantities of wet distiller’s grains with solubles (“WDGS”) in the future. At March 31, 2008, the Company had sales contracts for 681,000 tons of WDGS in which the sales price will be determined based on the market price of corn at the earlier of (a) the shipment date or (b) the date at which the customer elects to set the price. The sales price has not been determined for any of the agreements, and the Company has not entered into any hedging transactions with respect to these sales commitments, as of March 31, 2008. The terms of the agreements range from one to two years from commencement of delivery. Under contracts for 316,000 tons of WDGS, the delivery commencement date will be determined by the Company; under contracts for the other 365,000 tons of WDGS, the delivery commencement date was contractually fixed at no later than January 1, 2008. As a result of the delays in completion of the Hereford facility as discussed in Note 3, management determined that the Company would not be able to commence delivery by the required date and encouraged its customers to obtain alternate supplies during the construction delay period. Management believes that the customers have obtained alternate supplies; however, the Company remains obligated under the contracts if called upon by the customers. Based on current spot market prices at March 31, 2008, management estimates that the Company would incur a loss of $1.6 million in the event it was required to purchase alternate supplies to satisfy all applicable contractual requirements until substantial completion of the Hereford facility, which is currently expected to occur by September 30, 2008. However, management currently believes that it is not probable that the Company will be called upon to satisfy the contractual requirements during the construction delay period.
7. FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. If valuation techniques use inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
     The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.
     The Company’s financial assets and liabilities measured at fair value on a recurring basis include derivative financial instruments. Derivative financial instruments are valued using discounted cash flow techniques where applicable. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and commodity basis prices. Significant inputs to the derivative valuations are observable in active markets and are classified as Level 2 in the hierarchy. The Company’s Level 2 assets consist of unrealized gains on commodity purchase contracts as discussed in Note 6. The Company’s Level 2 liabilities consist of the interest rate swap agreement related to the Senior Debt which is discussed in Note 5.
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Financial derivative assets	$—	$108	$—	$108

Financial derivative liabilities — current	$—	$2,009	$—	$2,009
Financial derivative liabilities — noncurrent	—	2,017	—	2,017

Total financial derivative liabilities	$—	$4,026	$—	$4,026

     The Company’s Level 3 liabilities consist of the subordinated debt royalty interest which is discussed in Note 5. This royalty interest is considered to be an embedded derivative financial instrument. Significant inputs to the valuation of this derivative include expectations regarding future commodity prices, operating costs and operational levels for the Hereford Facility, and debt service requirements. Based on these inputs, the estimated fair value of the royalty interest at March 31, 2008 is zero.
     The reconciliation of beginning and ending balances for financial derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Beginning balance	$2,873
Total gains or losses (realized/unrealized)
Included in earnings	(2,873)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Ending balance	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still existing at March 31, 2008 reported in change in fair value of financial derivatives	$2,873

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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations, assumptions, beliefs, estimates and projections about the Company and the ethanol and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and variations of such words or similar expressions.
     We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A—Risk Factors” in this quarterly report on Form 10-Q and under the “Risk Factors” section in our annual report on Form 10-K for the year ended December 31, 2007, including the following:
•	the time, cost and ability to complete construction of our Hereford facility;

•	issues arising in connection with the development and construction of our projects, including those related to permits, easements, site conditions, workmanship, process engineering and conflicts of interest;

•	the margin between ethanol and corn prices;

•	the projected growth or contraction of the ethanol market in which we will operate;

•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	the renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives; and

•	environmental laws and regulations applicable to our operations and the enforcement thereof;
•	fluctuations in the market price of ethanol and ethanol co-products;

•	our ability to obtain the necessary capital to finance our operations and initiatives;

•	availability and costs of raw materials, particularly corn;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations, restrictions and conditions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness, including those conditions related to maintenance of a minimum contingency obligation and receipt of insurance proceeds;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and

•	risks related to diverting management’s attention from ongoing business operations.
Overview
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2008, and for the period from inception (November 1, 2004) through March 31, 2008, and the related notes included in this quarterly report on Form 10-Q. Such unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007.
     We are in the development stage and were formed to develop, own and operate ethanol production plants and other related assets. We began construction of our manure-fueled ethanol facility, designed to produce up to 115 million denatured gallons of ethanol per year, in Hereford, Texas in August 2006. Our Hereford facility, which does not currently produce ethanol, is being constructed pursuant to a fixed-price, turnkey contract with Lurgi, Inc., or Lurgi.
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
     On April 2, 2008, Panda Hereford Ethanol, LP, or Panda Hereford, and its lenders amended the senior credit facility to extend the deadline for substantial completion of the Hereford facility until September 30, 2008, the deadline for completion until November 15, 2008, and the deadline for final acceptance until February 15, 2009. Additionally, among other things, the amendment requires Panda Hereford to (a) maintain sufficient available funds to achieve completion of the Hereford facility, including a minimum of $1 million in the construction budget to cover unanticipated construction contingencies, and (b) receive insurance proceeds of at least $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations. We have initiated claims under our property insurance policy for the Hereford facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford facility. There can be no assurance that the insurer will make a payment on such claim and, if a payment is made, that the payment will be adequate and timely. As a condition to the amendment, Panda Ethanol entered into a sponsor support agreement that obligates Panda Ethanol to make capital contributions to Panda Hereford as necessary to cause Panda Hereford to maintain the $1 million minimum contingency obligation under the senior credit facility. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the senior credit facility.

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
     From the date of our inception (November 1, 2004) through March 31, 2008, we incurred an accumulated net loss of $35.2 million. Even with the implementation of the new organizational plan discussed under “—Liquidity and Capital Resources” below, we believe we will incur significant losses, primarily related to general and administrative expenses and interest expense on debt, at least until commercial operations commence at the Hereford facility. There is no assurance that we will be able to secure additional financing for other projects, or that we will be successful in our efforts to develop, construct and operate one or more ethanol plants. Even if we successfully meet all of these objectives and begin operations, there is no assurance that we will be able to operate profitably.
Summary of Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations are based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007, and Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of investments available for sale and financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources. Additional discussion of estimates affecting the valuation of financial derivatives is contained under “—Results of Operations” below and in the notes to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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
     Effective October 1, 2006, all of the Panda Energy employees dedicated to ethanol-related activities on a full-time basis became employees of Panda Ethanol, and Panda Ethanol began paying substantially all of our own overhead costs. Under a transition services agreement, employees of both Panda Ethanol and Panda Energy continued to provide services on a limited basis to each other until the transition services agreement expired in June 2007. Effective September 1, 2007, in connection with a new organizational plan, five executive officers and a number of additional development and administrative employees left Panda Ethanol and returned to Panda Energy. See “—Liquidity and Capital Resources” below for information concerning the new organizational plan and a related new services agreement.
Results of Operations
For the three months ended March 31, 2007 as compared to the three months ended March 31, 2008
     We are in the development stage and had no operating revenues for the three months ended March 31, 2007 and 2008. Our activities consist solely of developing and constructing projects for ethanol manufacturing facilities.
     Development and administrative expenses allocated from the former parent increased from $0.1 million for the three months ended March 31, 2007 to $0.5 million for the three months ended March 31, 2008. The increase was caused by the change in our administrative structure as discussed above under “—Allocation of Expenses from the Former Parent.”
     Other development and administrative expenses decreased from $3.5 million during the three months ended March 31, 2007 to $2.0 million during the three months ended March 31, 2008. The decrease was primarily attributable to a benefit of $1.0 million in the first quarter of 2008 to reflect the reduction of a previous accrual for minimum service payments under certain trucking agreements. Such benefit resulted primarily from renegotiation of one of the agreements. Additionally, the decrease was caused by a reduction in salary and overhead expenses attributable to our new organizational plan, which was effective September 1, 2007, as discussed below under “—Liquidity and Capital Resources,” and a decreased level of development and administrative activity during the three months ended March 31, 2008, which was partially offset by increased salary expenses related to staffing at the Hereford facility.
     Interest income decreased from $1.8 million for the three months ended March 31, 2007 to $0.3 million for the three months ended March 31, 2008, reflecting lower cash balances available for investment in the 2008 period. Interest expense decreased from $1.4 million for the three months ended March 31, 2007 to $0.1 million for the three months ended March 31, 2008, reflecting higher capitalized interest in the 2008 period due to the higher cumulative construction cost of the Hereford facility. Depreciation and amortization of debt issuance costs collectively amounted to $0.1 million in the three months ended March 31, 2007 and 2008. A gain on settlement of forward contracts in the amount of $0.4 million was recognized during the three months ended March 31, 2008.

No such transactions occurred in the same period during 2007. The change in fair value of financial derivatives resulted in an expense of $4.4 million for the three months ended March 31, 2007, as opposed to income of $2.4 million for the three months ended March 31, 2008. The change in fair value of financial derivatives resulted primarily from changes in expectations about future commodity prices, and additionally in the 2008 period from market value adjustments for certain commodity positions resulting from the Hereford facility construction delays.
Liquidity and Capital Resources
     We are in the development stage and do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. As a result of the construction delays discussed above, we currently estimate that our first ethanol plant, the Hereford facility, will begin the production of ethanol in the third quarter of 2008.
     We had cash of $1.1 million, restricted cash of $37.5 million and total current liabilities of $18.1 million at December 31, 2007, and cash of $0.1 million, restricted cash of $29.7 million and total current liabilities of $24.9 million at March 31, 2008. The restricted cash was restricted for use in connection with the construction of the Hereford facility. Our cash balance of $0.1 million at March 31, 2008 was unusually low due to a delay in the release of restricted cash for construction of the Hereford facility, pending completion of the amendment of the senior credit facility which occurred on April 2, 2008 as discussed under “—Overview” above. On April 3, 2008, $1.4 million of restricted cash was released to us primarily for payment of management fees.
     Our Hereford facility commenced construction in August 2006. Lurgi, the construction contractor, designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is approximately $162 million. Energy Products of Idaho, Inc., or EPI, has agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $26 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $269 million. The construction contract with Lurgi includes guaranteed dates for the achievement of construction milestones related to completion of our Hereford facility, and requires Lurgi to pay us liquidated damages if the milestones are not achieved by the guaranteed dates and for such time as the milestones are not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. We have withheld liquidated damages in the amount of $5.8 million from payments to Lurgi as of April 4, 2008. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million.
     Management believes the delay in completion of the Hereford facility resulting from the soil settling issues discussed under “—Overview” above will have a negative impact on the liquidity of Panda Ethanol. Although we believe the existing financing for the Hereford facility is adequate for the completion of construction of the facility, the construction delay will postpone the commencement of commercial operations, which in turn will delay commencement of debt service payments to the lenders and cash distributions from the Hereford facility to Panda Ethanol. Additionally, cash flow sweep provisions in the senior and subordinated debt agreements will require up to 100% of excess cash flow, after scheduled debt service and capital expenditures, to be applied to reduce the senior and subordinated loan principal to specified target balances before cash distributions to Panda Ethanol can commence. As a result of the construction delay and the cash flow sweep provisions, management currently believes that cash distributions to Panda Ethanol from the Hereford facility will commence later than previously anticipated. Additionally, the timing and amount of cash distributions from the Hereford facility, as well as Panda Hereford’s ability to meet its future debt service obligations, will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. See “Item 1A.—Risk Factors” on page 22. The impact of the delay in cash distributions on our cash requirements for overhead costs is partially mitigated by management fees paid to Panda Ethanol by the Hereford facility; however, these fees will not fully cover our cash requirements until cash distributions commence from the Hereford facility. Accordingly, we currently anticipate we will need to obtain additional working capital as discussed below.

     On August 9, 2007, our Board of Directors approved a new organizational plan designed to reduce costs and enable us to focus on the construction and subsequent operation of the Hereford facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left Panda Ethanol and joined Panda Energy effective September 1, 2007. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general. Under a new services agreement executed on November 9, 2007 and retroactive to September 1, 2007, these departing officers and employees are available to provide services to us on an as-needed basis. Under the services agreement, Panda Energy is compensated for services provided to us by Panda Energy employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services are paid in our common stock based on a calculation of the value weighted average price of our common stock for the last 10 trading days of each month. Stock for payment under the services agreement is issued quarterly, beginning in January 2008 for services rendered from September 1, 2007 through December 31, 2007. In January 2008, we issued 231,287 shares of our common stock to Panda Energy to pay for approximately $802,000 of services rendered through December 31, 2007, as calculated in accordance with our services agreement. The charge for services rendered by Panda Energy under the services agreement for the three months ended March 31, 2008 amounted to approximately $491,000, which was paid by issuance of 174,614 shares of our common stock to Panda Energy in April 2008. Issuance of our stock to Panda Energy under the services agreement will result in dilution of the interests of our other stockholders. Under a registration rights agreement related to the services agreement, we are required to use our best efforts to file a registration statement with the SEC by March 31, 2009 with respect to the stock issued to Panda Energy. In the event that we fail to file a registration statement within the required timeframe, we will be required to pay to Panda Energy partial liquidated damages of 1% of the value of the stock issued to Panda Energy under the services agreement, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
     Although our operating expenses have been significantly reduced under the new organizational plan, the Hereford construction delay and the further delay in commencement of cash distributions from the facility, as discussed above, have had and will continue to have a negative impact on our liquidity. Management currently anticipates that we will need to obtain additional liquidity of up to $1.5 million, in addition to the loan proceeds from Panda Energy we received in February 2008, as discussed below, to satisfy Panda Ethanol’s anticipated working capital needs for the next 12 months. We are currently pursuing all available options to increase working capital, including securing additional financing. Management believes, but can offer no assurance, that such efforts to increase working capital will be achieved. Additionally, the timing and amount of cash distributions from the Hereford facility, as well as Panda Hereford’s ability to meet its future debt service obligations, will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. See “Item 1A.—Risk Factors” on page 22. These uncertainties raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that we are unable to obtain needed additional working capital or to satisfy Panda Hereford’s debt service obligations.
     On November 9, 2007, we executed a loan agreement with Panda Energy under which Panda Energy committed to loan a maximum of $1 million to us. On February 20, 2008, we borrowed $1 million under the loan agreement. Amounts borrowed under the loan agreement bear interest at an annual rate of LIBOR plus 7.5% until March 31, 2009, and at an annual rate of 10% thereafter until maturity. Principal and all accrued interest will be payable on the maturity date of November 1, 2009. Additionally, we may be required to make mandatory prepayments of the principal depending on our cash flow, as defined in the agreement. The loan is collateralized by a security interest in substantially all of the assets of Panda Ethanol, including any cash, accounts receivable, investment securities, the ownership interests in all of its subsidiaries, and any related present or future income or distributions.

     In connection with the new organizational plan discussed above, we continue to manage our other ethanol projects, but will limit the development activities and costs on such other ethanol projects, at least until the ethanol markets improve and/or the Hereford facility begins to make cash distributions to us sufficient to cover our working capital needs. Accordingly, the timing, costs and likelihood of ultimate completion of our other announced projects are not known at this time.
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
Hereford Facility Project Financing
     On July 28, 2006, Panda Hereford Ethanol, L.P. closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007. Additional information as of March 31, 2008 is provided in Note 5 to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.
Contractual Commitments
     There have been no material changes as of March 31, 2008 to our contractual commitments as disclosed in our annual report on Form 10-K for the year ended December 31, 2007, other than in the normal course of business.
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

     We are a development stage company and are not presently conducting operations as an ethanol producer. We are currently subject to interest rate risk based on the interest rates charged on the borrowings of our wholly-owned subsidiary, Panda Hereford Ethanol, L.P. If and when we begin operations, we will also be exposed to the impact of market fluctuations associated with commodity prices as discussed below, and we are currently exposed to such fluctuations on a limited basis as discussed in Note 6 to our unaudited financial statements included in this quarterly report on Form 10-Q. We currently do not have exposure to foreign currency risk.
Interest Rate Risk
     Our exposure to interest rates primarily relates to borrowings by Panda Hereford Ethanol, L.P. under the senior debt and the tax-exempt bonds. The interest rate is fixed on the subordinated debt.
     Interest on the senior debt is payable at a variable rate based upon LIBOR as more fully described in Note 5 to our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007. On August 28, 2006, Panda Hereford Ethanol, L.P. entered into an interest rate swap agreement to hedge its interest rate exposure on approximately 100% of the projected term loan balance outstanding during the construction period and lesser amounts after commercial operations commence. Under the swap agreement, on a quarterly basis we pay a fixed rate of approximately 5.2% and receive a variable rate based upon LIBOR. Including the pre-completion margin of 3.75%, the Company’s total interest rate on the term loan is effectively fixed at approximately 9.0% during construction via the swap agreement.
     Interest on the tax-exempt bonds is payable at a variable rate which is reset periodically based upon market rates. A 1% change in interest rates would affect interest cost on the tax-exempt bonds by approximately $0.5 million per year based on the $50.0 million outstanding balance of the tax-exempt bonds.
Commodity Price Risk
     We expect to produce ethanol from corn, and our business will be sensitive to changes in the price of corn. The price of corn is subject to fluctuations due to unpredictable factors such as weather, total corn planted and harvested acreage, changes in national and global supply and demand, and government programs and policies. We also expect to use natural gas in the ethanol production process at our Hereford facility when the biomass gasification system is not operating, due to scheduled maintenance for example, and our business accordingly will be sensitive to changes in the price of natural gas. The price of natural gas is influenced by such weather factors as extreme heat or cold in the summer and winter, in addition to the threat of hurricanes in the spring, summer and fall. Other natural gas price factors include the U.S. domestic onshore and offshore rig count and the amount of U.S. natural gas in underground storage during both the injection and withdrawal seasons. We expect to use gasoline as a denaturant in the ethanol production process, and our business will be sensitive to changes in the price of gasoline. The price of gasoline is influenced by the availability of oil, driving demand and the level of stored stocks.
     We anticipate that we will attempt to reduce the market risk associated with fluctuations in the price of corn, natural gas and gasoline in addition to the price of ethanol by employing a variety of risk management strategies.
     We have entered into purchase contracts to acquire certain quantities of corn and denaturant in the future, which involve basis contracts entered into to secure a pricing differential into markets where we have transportation agreements. At March 31, 2008, we had purchase contracts for 3,440,000 bushels of corn and 15,000 barrels of denaturant in which the purchase price will be determined by the market price at the transaction date. We have not entered into any hedging transactions with respect to these purchase commitments. Certain of these contracts are considered to be derivative instruments under Statement of Financial Accounting Standards No. 133, or SFAS 133. These contracts originally qualified for the normal purchases exception under SFAS 133; however, due to the delay in completion of the Hereford facility, certain of these contracts no longer qualified for the normal purchases exception at March 31, 2008. Accordingly, unrealized losses of approximately $0.5 million with respect to these contracts have been recognized in earnings through the change in fair value of financial derivatives in the three months ended March 31, 2008, and a financial derivative asset of approximately $0.1 million has been recognized on the balance sheet at March 31, 2008. Additionally, we realized a gain of $0.4 million from cancellation of corn purchase contracts in the three months ended March 31, 2008.

     We have entered into sales contracts to provide certain quantities of wet distillers grain, or WDGS, in the future. At March 31, 2008, we had sales contracts for 681,000 tons of WDGS in which the sales price will be determined based on the market price of corn at the earlier of (a) the shipment date or (b) the date at which the customer elects to set the price. The sales price has not been determined for any of the agreements, and we have not entered into any hedging transactions with respect to these sales commitments, as of March 31, 2008. The terms of the agreements range from one to two years from commencement of delivery. Under contracts for 316,000 tons of WDGS, the delivery commencement date will be determined by us; under contracts for the other 365,000 tons of WDGS, the delivery commencement date was contractually fixed at no later than January 1, 2008. As a result of the delays in completion of the Hereford facility, management determined that we would not be able to commence delivery by the required date and encouraged our customers to obtain alternate supplies during the construction delay period. Management believes that the customers have obtained alternate supplies; however, we remain obligated under the contracts if called upon by the customers. Based on current spot market prices at March 31, 2008, management estimates that we would incur a loss of $1.6 million in the event we were required to purchase alternate supplies to satisfy all applicable contractual requirements until substantial completion of the Hereford facility, which is currently expected to occur by September 30, 2008. However, management currently believes that it is not probable that we will be called upon to satisfy the contractual requirements during the construction delay period.
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
     Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control over Financial Reporting
     There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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

The notes were expected to be convertible into common stock at a per share price less than the current share price as reported on the OTC Bulletin Board at the time. Plaintiff asserts that the Company leaked inside information regarding the offering to certain stockholders before the June 2007 public announcement, and that the June 2007 notice was negligent and/or fraudulent and caused the value of the plaintiff’s investment in the Company to decline. Plaintiff seeks actual damages in excess of $800,000, exemplary damages, interest, court costs and any other relief the court may grant. The Company filed a plea to the jurisdiction and motion to dismiss the lawsuit on January 7, 2008. On April 15, 2008, the court entered an order granting our plea to the jurisdiction and allowing the plaintiff 30 days from the date of the order to file an amended complaint alleging shareholder derivative claims. The plaintiff filed a notice of non-suit of its claims against the Company on May 14, 2008.
Item 1A. Risk Factors
Panda Hereford may be unable to service, repay or refinance its debt and remain in compliance with its debt covenants, which would have a material adverse effect on our business.
     Panda Hereford’s ability to repay its debt will depend on its financial and operating performance and on our ability to successfully implement our business strategy with respect to the Hereford facility. The financial and operational performance of Panda Hereford will depend on numerous factors, many of which are beyond our control, such as economic conditions, commodity prices and governmental regulation. We cannot be certain that our earnings with respect to the Hereford facility will be sufficient to allow Panda Hereford to pay the principal and interest on its debt and meet its other obligations. In particular, Panda Hereford’s ability to meet its future debt service obligations will be highly dependent on future commodity prices, which are subject to uncertainty and may fluctuate significantly. Panda Ethanol may be unable to meet its debt service obligations in the future if the relative commodity prices of corn and ethanol adversely affect our profit margins. The failure of Panda Hereford to service its debt could result in an event of default and acceleration of related indebtedness. We may be unable to refinance all or part of the existing debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all, which could result in the cessation of operations at the Hereford facility. Further, failing to comply with the financial and other restrictive covenants in Panda Hereford’s loan agreements could result in an event of default, which could adversely affect our ability to successfully operate the Hereford facility and our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 30, 2008, we issued 231,287 shares of common stock to Panda Energy as payment for general administrative services provided to the Company from September 1, 2007 through December 31, 2007 pursuant to a services agreement. The charge for services provided by Panda Energy under the services agreement for this period was approximately $802,000. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
     On January 30, 2008, we issued an aggregate of 7,006 shares of common stock to our directors as partial compensation for director fees applicable to the first quarter of 2008. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
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

PANDA ETHANOL, INC.
Date: May 20, 2008	/s/ NATASHA RAY
Natasha Ray, Chief Financial Officer and Treasurer
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