Form 10-Q
period 2008-06-30
PANDA ETHANOL, INC.
filed 2008-08-19
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of August 8, 2008, 31,770,193 shares of Common Stock were outstanding.

PANDA ETHANOL, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2007	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,127,913	$544,066
Accounts receivable	353,516	207,613
Accounts receivable from former parent	4,754	22,392
Inventories	58,719	207,979
Prepaid expenses and other current assets	660,054	671,047
Financial derivatives	611,450	—

Total current assets	2,816,406	1,653,097

Restricted cash and cash equivalents	37,464,207	18,789,080

Property, plant and equipment:
Construction in progress	184,494,094	207,978,433
Land	650,000	650,000
Furniture, fixtures and equipment	2,464,045	3,743,444
Accumulated depreciation	(87,562)	(273,923)

Total property, plant and equipment, net	187,520,577	212,097,954

Deposits	965,575	965,575

Deferred income taxes	486,000	806,000

Debt issuance costs, net of accumulated amortization of $1,799,865 and $2,383,306 at December 31, 2007 and June 30, 2008, respectively	7,623,227	7,039,786

Total assets	$236,875,992	$241,351,492

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$10,669,525	$17,127,808
Accounts payable and accrued liabilities — operating expenses	4,664,110	3,195,248
Accounts payable to former parent	802,401	434,671
Current portion of financial derivatives	820,177	1,562,572
Current portion of capital lease obligations	197,499	186,088
Accrued interest and letter of credit fees	989,883	2,343,371

Total current liabilities	18,143,595	24,849,758

Financial derivatives	4,134,969	793,739

Long-term debt	141,596,623	144,323,574

Long-term debt to former parent	—	1,000,000

Capital lease obligations	873,783	777,963

Other noncurrent liabilities	486,000	806,000

Commitments and contingencies (Notes 3, 5 and 6)

Temporary equity — payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,659 and 31,488,977 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	31,067	31,489
Additional contributed capital	104,777,406	106,215,200
Accumulated other comprehensive loss	(1,875,385)	(3,818,729)
Deficit accumulated during the development stage	(35,593,624)	(37,929,060)

Total shareholders’ equity	67,339,464	64,498,900

Total liabilities and shareholders’ equity	$236,875,992	$241,351,492

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2008,
AND FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2008
(UNAUDITED)

					Inception
	Three Months Ended June 30,		Six Months Ended June 30,		Through
	2007	2008	2007	2008	June 30, 2008
Development and administrative expenses:
Development and administrative expenses allocated from former parent	$172,678	$385,890	$306,697	$892,022	$14,447,861
Other development and administrative expenses	5,946,545	4,062,728	9,481,533	6,045,032	32,893,232
Provision for impairment of development projects	—	—	—	—	3,074,842

Total development and administrative expenses	6,119,223	4,448,618	9,788,230	6,937,054	50,415,935

Other expense (income):
Interest income	(1,443,693)	(134,566)	(3,203,952)	(386,653)	(8,939,478)
Interest expense and letter of credit fees	910,199	75,082	2,340,103	137,853	5,873,378
Amortization of debt issuance costs	77,562	—	200,364	—	478,771
Depreciation	19,508	94,532	32,061	186,362	273,923
Provision for impairment of investments available for sale	—	—	—	—	875,000
Gain on settlement of forward contracts	—	(204,250)	—	(608,451)	(918,051)
Change in fair value of financial derivatives	(973,000)	(1,561,679)	3,403,000	(3,930,729)	(10,130,418)

Total other expense (income)	(1,409,424)	(1,730,881)	2,771,576	(4,601,618)	(12,486,875)

Net loss	$4,709,799	$2,717,737	$12,559,806	$2,335,436	$37,929,060

Net loss per common share — basic and dilutive:

Net loss per common share	$0.15	$0.09	$0.40	$0.07

Weighted average common shares outstanding — basic and dilutive	31,066,659	31,454,599	31,066,659	31,341,806

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008,
AND FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2008
(UNAUDITED)

	Six Months Ended June 30,		Inception Through
	2007	2008	June 30, 2008
Operating activities:

Net loss	$(12,559,806)	$(2,335,436)	$(37,929,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses contributed by former parent	—	—	103,993
Provision for impairment of development projects	—	—	3,074,842
Provision for impairment of investments available for sale	—	—	875,000
Directors’ fees paid with common stock	—	46,505	46,505
Compensation expense resulting from issuance of stock options	—	97,917	97,917
Interest expense added to debt principal	2,460,195	—	7,164,623
Amortization of debt issuance costs	200,364	—	478,771
Depreciation	32,061	186,362	273,923
Change in fair value of financial derivatives	3,403,000	(3,930,729)	(10,130,418)
Deferred tax benefit	—	(320,000)	(806,000)
(Increase) decrease in accounts receivable	—	145,903	(207,613)
(Increase) decrease in accounts receivable from former parent	32,265	(17,638)	(22,392)
Increase in inventories	—	(149,260)	(207,979)
(Increase) decrease in prepaid expenses	575,395	(10,993)	(671,047)
Increase (decrease) in accounts payable and accrued liabilities — operating expenses	1,353,609	(1,468,862)	3,195,248
Increase in accounts payable to former parent	358,501	926,064	1,996,687
Increase in accrued interest and letter of credit fees	29,428	1,353,488	2,343,371
Increase in other noncurrent liabilities	—	320,000	806,000

Net cash used in operating activities	(4,114,988)	(5,156,679)	(29,517,629)

Investing activities:

Purchases of investments available for sale	(8,500,000)	—	(94,025,000)
Sales of investments available for sale	16,700,000	—	93,150,000
(Increase) decrease in restricted cash and cash equivalents	43,620,569	18,675,127	(18,789,080)
Decrease in restricted short-term investments	12,495,335	—	—
Additions to property, plant and equipment	(56,325,037)	(14,995,064)	(192,126,311)
Increase in deposits	(431,451)	—	(965,575)

Net cash provided by (used in) investing activities	7,559,416	3,680,063	(212,755,966)

Financing activities:

Capital contributions from former parent	—	—	16,133,464
Capital distributions to former parent	—	—	(5,480,712)
Temporary equity advanced from former parent	—	—	4,301,558
Issuance of common stock to former parent	—	—	2,859,354
Issuance of common stock to non-affiliates	—	—	90,924,152
Repayment of capital lease obligations	—	(107,231)	(597,063)
Issuance of long-term debt and financial derivative	—	—	143,100,000
Issuance of long-term debt to former parent	—	1,000,000	1,000,000
Debt issuance costs	(382,440)	—	(9,423,092)

Net cash provided by (used in) financing activities	(382,440)	892,769	242,817,661

Increase (decrease) in cash and cash equivalents	3,061,988	(583,847)	544,066

Cash and cash equivalents, beginning of period	713,529	1,127,913	—

Cash and cash equivalents, end of period	$3,775,517	$544,066	$544,066

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$10,404,008	$17,127,808	$17,127,808
Property, plant and equipment acquired under capital leases	—	—	1,561,114
Interest cost accrued to long-term debt principal	2,460,195	2,726,951	7,164,623
Capital contributions from former parent:
By reduction of accounts payable	268,222	—	268,222
For operating expenses	—	—	103,993
Expenses financed under services agreement with former parent	—	885,267	1,687,668
Common stock issued under services agreement with former parent	—	1,293,794	1,293,794
Common stock issued under services agreement with directors	—	46,505	46,505
See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Six Months Ended June 30, 2007 and 2008
And For the Period from Inception (November 1, 2004) through June 30, 2008
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
     Panda Ethanol, Inc. (“Panda Ethanol” or collectively with its subsidiaries, the “Company”) (a Nevada corporation), through various subsidiaries, holds a 100% interest in an ethanol manufacturing facility currently under construction in Hereford, Texas (the “Hereford Facility”) and also holds 100% interests in ethanol projects under development in various states.
     Until June 7, 2006, the Company was a wholly-owned subsidiary of Panda Energy International, Inc. (“PEII”). As of June 30, 2008, PEII held a 46.4% interest in the Company. PEII commenced development activities with respect to ethanol manufacturing facilities on November 1, 2004, which is the inception date of the accompanying financial statements. The financial statements are presented on a “carved out” basis and reflect the ethanol project development activities as if Panda Ethanol had been incorporated, with 13,817,341 common shares (par value $.001) initially outstanding and held by PEII, for all periods presented, until June 7, 2006, when additional shares were issued in a private equity transaction. The retrospective presentation under the current capital structure had no impact on net loss, any asset or liability, or net shareholders’ equity.
     Development Stage Enterprise — The Company is in the development stage and has no operating revenues. The Company does not currently produce ethanol, as its projects are under construction or development as discussed in Note 3. Financial support initially was provided in the form of equity contributions and temporary equity advances from PEII. Additionally, the Company completed private equity transactions in June and December 2006, and debt financing for the Hereford Facility in July 2006, including a senior secured credit facility (the “Senior Debt”).
     Liquidity and Going Concern Considerations — As discussed in Note 3, the Company has experienced construction delays on the Hereford Facility, primarily as a result of defective foundation work and the contractor’s decision to suspend work in June 2008 to investigate a health and safety concern. Recently, the contractor delivered an updated construction schedule including a substantial completion date of December 15, 2008. At present, while some construction activity has resumed, the contractor has not fully remobilized at the site.
     As a result of the construction delay resulting from defective foundation work, the Company and the lenders amended the Senior Debt financing agreement on April 2, 2008 as discussed in Notes 3 and 5, to extend the deadlines for substantial completion, completion and final acceptance of the Hereford Facility until September 30, 2008, November 15, 2008 and February 15, 2009, respectively. Additionally, among other things, the amendment requires the Company to (a) maintain sufficient available funds to achieve completion of the Hereford Facility, including a minimum of $1 million to cover unanticipated construction contingencies, and (b) receive minimum insurance proceeds of $2 million by July 15, 2008 under claims related to the soil settling under certain tank foundations. The Company has not yet received any insurance proceeds. As a result, the Company is currently in default under the Senior Debt; however, the Company has obtained an extension of time until September 13, 2008 to collect the insurance proceeds and cure the existing default. Management continues to diligently pursue the Company’s claims under its property insurance policy for the Hereford Facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford Facility; however, there can be no assurance that the insurer will approve the claims or make a payment on such claims and, if a payment is made, that the payment will be adequate and timely to cure the existing default. Because the current default occurred after June 30, 2008, and the extended cure period does not expire until September 13, 2008, the Company’s obligations under the Senior Debt have not been classified as current liabilities in the consolidated balance sheet as of June 30, 2008, in accordance with Emerging Issues Task Force Issue No. 86-30. However, if the existing default is not cured or waived within the extended timeframe, such default will also result in cross defaults under the subordinated credit facility and an interest rate swap agreement, and generally accepted accounting principles will require classification of the applicable obligations as current liabilities in the Company’s financial statements for the third quarter of 2008.
     As a condition to the amendment of the Senior Debt financing agreement on April 2, 2008, Panda Ethanol entered into a sponsor support agreement that obligates it to make capital contributions to the Hereford project subsidiary as necessary to maintain the $1 million minimum contingency obligation under the Senior Debt. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford Facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the Senior Debt. Due to the delay in completion of the Hereford Facility, management is currently unable to determine whether Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement; however, there is no assurance that capital contributions will not be required, and in the event that they are required, that Panda Ethanol will have or be able to raise the funds necessary to make such contributions.
     Due to the construction delays and timing for completion of construction, management believes that the existing financing for the Hereford Facility may be inadequate for the completion of construction of the facility. Further, the Company cannot provide the certifications required to request a borrowing under the Senior Debt or withdrawal of funds from the construction account, including certifications that (i) no default has occurred and is continuing, (ii) it expects to achieve substantial completion by September 30, 2008, (iii) the Company expects to achieve final acceptance by February 15, 2009, and (iv) the Company believes it has sufficient funds necessary to achieve completion. Accordingly, the Company has not completed a draw request to pay for project expenses since the general contractor suspended work in June 2008. Management is currently working to obtain a waiver of departures from the certifications and to amend the terms of all or part of the existing debt or to secure additional financing. No assurance can be given that any such waiver and amendment or transaction may be consummated or that the Company will be able to obtain sufficient funds. If the Company is unable to obtain such a waiver or amendment, it will not be able to borrow funds under the Senior Debt to complete construction of the Hereford Facility, which may ultimately lead to an event of default upon which the Senior Debt lenders will have the right to declare the outstanding borrowings under the Senior Debt to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the loans, which consists of substantially all of the assets of the Hereford Facility. Management is also exploring its options with respect to the filing of a plan of reorganization under the U.S. Bankruptcy Code or other use of the protections afforded by the U.S. Bankruptcy Code. If no such amendment or waiver is obtained from the lenders, the Company may file a plan of reorganization or utilize other bankruptcy protections.
     Further, management believes the delays in completion of the Hereford Facility will have a negative impact on the liquidity of Panda Ethanol. The construction delay will postpone the commencement of commercial operations, which in turn will delay commencement of debt service payments to the lenders and cash distributions from the Hereford Facility to Panda Ethanol. Additionally, cash flow sweep provisions in the senior and subordinated debt agreements currently require up to 100% of excess cash flow, after scheduled debt service and capital expenditures, to be applied to reduce the senior and subordinated loan principal to specified target balances before cash distributions to Panda Ethanol can commence. As a result of the construction delay and the cash flow sweep provisions, management cannot currently predict when or if cash distributions to Panda Ethanol from the Hereford Facility will commence. Additionally, even if management is successful in amending the terms of the existing debt, the timing and amount of cash distributions from the Hereford Facility, as well as the Company’s ability to meet its future debt service obligations, will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. The impact of the delay in or non-occurrence of cash distributions on Panda Ethanol’s cash requirements for overhead costs may be partially mitigated by management fees paid to Panda Ethanol by the Hereford Facility if management is successful in amending the terms of the existing debt, refinancing, reorganizing or obtaining additional financing; however, these fees may not fully cover the Company’s cash requirements until cash distributions commence from the Hereford Facility. Accordingly, management currently anticipates that the Company will need to obtain additional working capital as discussed below.

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
     Although certain of the Company’s operating expenses have been significantly reduced under the new organizational plan, the Hereford construction delay and the further delay in or non-occurrence of cash distributions from the facility, as discussed above, have had and will continue to have a negative impact on the Company’s liquidity. Management currently anticipates that the Company will need to obtain additional working capital; however, due to the uncertainty as to the Company’s ability to amend the terms of its existing debt, management is currently unable to predict the Company’s anticipated working capital needs for the next 12 months. Management is currently engaged in discussions with the lenders to amend the terms of the existing debt and is currently pursuing all available options to increase working capital, including securing additional financing. There can be no assurance that such efforts will be achieved. Additionally, even if management is successful in amending the terms of the existing debt, the Company’s ability to meet its future debt service obligations will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is unable to amend the terms of the existing debt, to obtain needed additional working capital or to satisfy the Company’s debt service obligations on an ongoing basis.
     The consolidated financial statements include the accounts of all subsidiaries in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.
2. SIGNIFICANT ACCOUNTING POLICIES
     Use of Estimates — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for the interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
     Stock-Based Compensation — The Company accounts for stock options granted to employees (and directors, if applicable) under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company granted stock options for the first time in the second quarter of 2008. See Note 7.
     Adoption of New Accounting Pronouncement — Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” See Note 8.

     Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.
     New Accounting Standards — In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe SFAS No. 162 will have a material impact on its consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” The FSP requires the liability and equity components of convertible debt instruments that may be settled by an issuer in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact of this FSP on its future financial statements.
3. ETHANOL PROJECTS
     The Hereford Facility is a manure-fueled, 115-million-gallon design capacity denatured ethanol production facility, which is currently under construction in Hereford, Texas. Construction of the Hereford Facility commenced in August 2006. The Hereford Facility, which is approximately 98% complete, is being constructed under a fixed-price, turnkey engineering, procurement, and construction (“EPC”) contract with Lurgi, Inc. (“Lurgi”). Lurgi is installing a biomass conversion system manufactured by Energy Products of Idaho, Inc. (“EPI”), which will gasify cattle manure and cotton gin waste to generate the process steam used in the production of ethanol. At June 30, 2008, the total commitments under the Lurgi and EPI contracts, which became effective upon completion of financing for the Hereford Facility on July 28, 2006 as discussed in Note 5, are approximately $188 million. Total commitments under ancillary construction-related contracts are approximately $3 million. The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $269 million; however, such estimate is currently uncertain as a result of construction delays discussed below. The construction contract with Lurgi includes guaranteed dates for the achievement of construction milestones related to completion of the Hereford Facility, and requires Lurgi to pay liquidated damages to the Company if the milestones are not achieved by the guaranteed dates and for such time as the milestones are not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. The Company has withheld liquidated damages in the amount of $7.0 million from payments to Lurgi as of June 30, 2008. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million. Lurgi notified the Company that it intends to make a claim for schedule relief under the force majeure and owner caused delay provisions of the EPC contract for delays due to inclement weather, labor shortages and certain other factors. The amount of liquidated damages is expected to ultimately be determined through arbitration. Although the Company has withheld liquidated damages from payments to Lurgi as discussed above, the amount of such liquidated damages will be reflected as a liability on the consolidated balance sheet until the amount has been finally determined.
     The contract with Lurgi provided for a substantial completion date of December 2007; however, completion of construction has been significantly delayed primarily as a result of defective foundation work and Lurgi’s decision to suspend work to investigate a health and safety concern. In 2007, Lurgi notified the Company that due to claims of adverse weather and labor shortages substantial completion would not occur until the first quarter of 2008. On January 10, 2008, Lurgi notified the Company that it was further behind in the construction schedule and indicated a substantial completion date in the second quarter of 2008. Subsequently, preliminary field testing in January 2008 revealed a soil settling problem around the foundation of certain tanks at the Hereford

Facility. On March 20, 2008, Lurgi finalized a remediation plan and commenced the corrective action necessary to reinforce the soil beneath the affected tanks and bins and to replace the structural backfill inside the concrete ringwall foundations that support certain tanks at the Hereford Facility. The cost to perform the remediation activities is the responsibility of Lurgi in accordance with the EPC contract. The overall remediation plan was expected to be completed, and substantial completion of construction achieved, in the third quarter of 2008. However, on June 12, 2008, Lurgi notified the Company that some of its employees had tested positive for antibodies associated with an illness known as “Q Fever” and it was therefore directing its employees and subcontractors to vacate the construction site until such time that Lurgi determined it was safe to resume work. On July 17, 2008, Lurgi notified the Company that it had initiated a plan to gradually remobilize work at the Hereford Facility in compliance with safety guidelines it developed to mitigate Q Fever exposure. Lurgi recently delivered an updated construction schedule including a substantial completion date of December 15, 2008. At present, while some construction activity has resumed, Lurgi has not fully remobilized at the site.
     On April 2, 2008, the Company and the lenders amended the Senior Debt financing agreement (see Note 5) to extend the deadlines for substantial completion, completion and final acceptance of the Hereford Facility until September 30, 2008, November 15, 2008 and February 15, 2009, respectively. These deadlines do not affect the schedule, terms, liquidated damages and other provisions of the EPC contract with Lurgi. See Note 5 for discussion of further developments concerning the Senior Debt financing agreement.
     Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $71 million and $70 million at December 31, 2007 and June 30, 2008, respectively.
     The Company has other ethanol projects under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; and Muleshoe, Texas, have been announced. The announced projects are in various stages of development and permitting. In connection with the new organizational plan discussed in Note 1, the Company will continue to manage its other ethanol projects, but will limit the development activities and costs on those projects, at least until the ethanol markets improve and/or the Hereford Facility begins to make cash distributions to the Company sufficient to cover the Company’s working capital needs. Accordingly, the timing, costs and likelihood of ultimate completion of the Yuma, Haskell, and other facilities are not known at this time. At December 31, 2007, the Company concluded that the development costs incurred to date were fully impaired, with the exception of the land acquired for the Yuma project. Accordingly, such development costs were charged to expense in 2007. The cost of land acquired for the Yuma project of $650,000 is presented under land in the consolidated balance sheets at December 31, 2007 and June 30, 2008.
4. RELATED PARTY TRANSACTIONS
     Until October 1, 2006, the Company had no employees or offices. Prior to that date, its activities were conducted by PEII employees in the offices of PEII. Effective October 1, 2006, all of the PEII employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Costs allocated from the former parent in the 2007 fiscal year period include net charges of $63,000 and $89,000 for services provided under a transition services agreement, and $110,000 and $218,000 for office rent, for the three months and six months, respectively, ended June 30, 2007. Costs allocated from the former parent in the 2008 fiscal year period include charges of $491,000 and $885,000 under a new services agreement with PEII as discussed below, credits of $19,000 and $61,000 for services provided by the Company to PEII, and $34,000 and $68,000 for office rent, for the three months and six months, respectively, ended June 30, 2008. In the first quarter of 2007, PEII made a capital contribution of $268,000 to the Company by reduction of accounts payable to PEII.
     On November 9, 2007, the Company executed a services agreement with PEII in connection with the new organizational plan discussed in Note 1. The agreement was effective as of September 1, 2007, the date on which several officers and employees returned to PEII. Under the services agreement, PEII is compensated for services provided to the Company by PEII employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services are paid in common stock of the Company based on a calculation of the value weighted average price of the Company’s common stock for the last 10 trading days of each month. Stock for payment under the services agreement is issued quarterly. The Company’s liability to PEII of $802,000 at December 31, 2007, for charges under the new services agreement for September through December 2007, was settled in January 2008 by issuance of 231,287 shares of the Company’s common stock to PEII. Upon issuance of the Company’s common stock in payment of the liability, the liability to the former parent is extinguished and a capital contribution from the former parent is recorded. The charge for services rendered by PEII under the services agreement for the first quarter of 2008 amounted to approximately $491,000, which was settled by issuance of 174,614 shares of the Company’s common stock to PEII in April 2008. The charge for services rendered by PEII under the services agreement for the second quarter of 2008 amounted to approximately $394,000, which was settled by issuance of 260,565 shares of the Company’s common stock to PEII in August 2008. The amount for the second quarter of 2008 has been reflected as accounts payable to former parent in the accompanying balance sheet as of June 30, 2008. Under a registration rights agreement related to the services agreement, the Company is required use its best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) by March 31, 2009 with respect to the stock issued to PEII. The stock issued to PEII has not yet been registered. In the event that the Company fails to file a registration statement within the required timeframe, the Company will be required to pay to PEII partial liquidated damages of 1% of the value of the stock issued to PEII, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
     On November 9, 2007, the Company executed a loan agreement with PEII under which PEII committed to loan a maximum of $1 million to the Company. The Company borrowed $1 million under the agreement in February 2008. On July 29, 2008, the agreement was amended to increase the maximum loan amount to $1.7 million and the Company borrowed $0.3 million, leaving remaining available borrowing capacity of $0.4 million. Amounts borrowed under the loan agreement bear interest at an annual rate of LIBOR plus 7.5% until March 31, 2009, and at an annual rate of 10% thereafter until maturity. Principal and all accrued interest are payable on the maturity date of November 1, 2010. If the Company defaults in its payment obligation on the maturity date, PEII will have the option to convert the outstanding loan balance into shares of the Company’s common stock at fair market value, as defined in the loan agreement, at the maturity date. Additionally, the Company may be required to make mandatory prepayments of the principal depending on the Company’s cash flow, as defined in the loan agreement. The loan is collateralized by a security interest in substantially all of the assets of Panda Ethanol, including any cash, accounts receivable, investment securities, ownership interests in all of its subsidiaries, and any related present or future income or distributions.
5. LONG-TERM DEBT
     On July 28, 2006, the Company closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford Facility and provide certain working capital for the project. The debt transactions include the $158.1 million Senior Debt, a $30.0 million subordinated secured credit facility (“Subordinated Debt”), and $50.0 million of tax-exempt bonds (“Tax-Exempt Bonds”). The Senior Debt includes a letter of credit facility which supports the Tax-Exempt Bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt transactions are discussed in Note 5 to the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
     As a result of the construction delays for the Hereford Facility as discussed in Note 3, the Company and the lenders amended the Senior Debt financing agreement on April 2, 2008, to extend the deadlines for substantial completion, completion and final acceptance of the Hereford Facility until September 30, 2008, November 15, 2008 and February 15, 2009, respectively. Additionally, among other things, the amendment requires the Company to (a) maintain sufficient available funds to achieve completion of the Hereford Facility, including a minimum of $1 million to cover unanticipated construction contingencies, and (b) receive minimum insurance proceeds of $2 million by July 15, 2008 under claims related to the soil settling under certain tank foundations. The Company has not yet received any insurance proceeds. As a result, the Company is currently in default under the Senior Debt; however, the Company has obtained an extension of time until September 13, 2008 to collect the insurance proceeds and cure the existing default. Management continues to diligently pursue the Company’s claims under its property insurance policy for the Hereford Facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford Facility; however, there can be no assurance that the insurer will approve the claims or make a payment on such claims and, if a payment is made, that the payment will be adequate and timely to cure the existing default. Because the current default occurred after June 30, 2008, and the extended cure period does not expire until September 13, 2008, the Company’s obligations under the Senior Debt have not been classified as current liabilities in the consolidated balance sheet as of June 30, 2008, in accordance with Emerging Issues Task Force Issue No. 86-30. However, if the existing default is not cured or waived within the extended timeframe, such default will also result in cross defaults under the Subordinated Debt and an interest rate swap agreement, and U.S. GAAP will require classification of the applicable obligations as current liabilities in the Company’s financial statements for the third quarter of 2008.
     As a condition to the amendment of the Senior Debt financing agreement on April 2, 2008, Panda Ethanol entered into a sponsor support agreement that obligates it to make capital contributions to the Hereford project subsidiary as necessary to maintain the $1 million minimum contingency obligation under the Senior Debt. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford Facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the Senior Debt. Due to the delay in completion of the Hereford Facility, management is currently unable to determine whether Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement; however, there is no assurance that capital contributions will not be required, and in the event that they are required, that Panda Ethanol will have or be able to raise the funds necessary to make such contributions.
     In connection with the amendment, the Company paid a consent fee of $0.5 million to the consenting lenders in April 2008, which is reflected in other development and administrative expenses in the statement of operations.
     Due to the construction delays and timing for completion of construction, management believes that the existing financing for the Hereford Facility may be inadequate for the completion of construction of the facility. Further, the Company cannot provide the certifications required to request a borrowing under the Senior Debt or withdrawal of funds from the construction account, including certifications that (i) no default has occurred and is continuing, (ii) it expects to achieve substantial completion by September 30, 2008, (iii) the Company expects to achieve final acceptance by February 15, 2009, and (iv) the Company believes it has sufficient funds necessary to achieve completion. Accordingly, the Company has not completed a draw request to pay for project expenses since Lurgi suspended work in June 2008. Management is currently working to obtain a waiver of departures from the certifications and to amend the terms of all or part of the existing debt or to secure additional financing. No assurance can be given that any such waiver and amendment or transaction may be consummated or that the Company will be able to obtain sufficient funds. If the Company is unable to obtain such a waiver or amendment, it will not be able to borrow funds under the Senior Debt to complete construction of the Hereford Facility, which may ultimately lead to an event of default upon which the Senior Debt lenders will have the right to declare the outstanding borrowings under the Senior Debt to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the loans, which consists of substantially all of the assets of the Hereford Facility. Management is also exploring its options with respect to the filing of a plan of reorganization under the U.S. Bankruptcy Code or other use of the protections afforded by the U.S. Bankruptcy Code. If no such amendment or waiver is obtained from the lenders, the Company may file a plan of reorganization or utilize other bankruptcy protections.
     At December 31, 2007 and June 30, 2008, the Company had $63.1 million outstanding under the Senior Debt, which bore interest at a rate of 8.8% and 6.2%, respectively, per annum before impact of the interest rate swap agreement. The Company’s interest rate on the Senior Debt is effectively fixed at approximately 9.0% during construction via the interest rate swap agreement. At December 31, 2007 and June 30, 2008, the notional amount of the swap agreement was $70.1 million and $76.2 million, respectively. The term of the swap agreement runs through 2011. The fair value of the swap agreement at December 31, 2007 and June 30, 2008 was a liability of $2.1 million and $2.2 million, respectively, which is included in financial derivatives on the balance sheet. Due to the continuing construction delay and the related delay in borrowings under the Senior Debt, the notional amount of the interest rate swap continues to exceed the outstanding principal balance of the Senior Debt. Effective April 1, 2008, the Company de-designated the interest rate swap as a cash flow hedge of the interest payments on the Senior Debt for hedge accounting purposes. Accordingly, the balance in accumulated other comprehensive losses at that date of $3.8 million will be amortized to earnings in the future as the related interest payments are reflected in earnings. Effective April 1, 2008, changes in the fair value of the interest rate swap liability are reflected in earnings. In the second quarter of 2008, income from the decrease in fair value of the interest rate swap of $1.8 million is included in change in fair value of financial derivatives in the statement of operations.
     At December 31, 2007 and June 30, 2008, the Company had $30.0 million original principal amount outstanding under the Subordinated Debt, plus $5.6 million and $7.8 million, respectively, in accrued pay-in-kind interest which was added to the principal balance, which bore interest at a rate of 12% per annum. The unamortized discount related to the royalty interest amounted to $7.1 million and $6.6 million, resulting in a net carrying value of $28.5 million and $31.2 million for the Subordinated Debt at December 31, 2007 and June 30, 2008, respectively.
     The Subordinated Debt lender is entitled to a royalty of 8.5% of distributable cash flows, as defined. The royalty interest is considered to be an embedded derivative financial instrument. The fair value of the royalty interest at December 31, 2007 was estimated to be a liability of approximately $2.9 million, which is included in financial derivatives on the balance sheet. The fair value of the royalty interest at June 30, 2008 was estimated to be zero. The decrease in fair value of $1.0 million and the increase in fair value of $3.4 million for the three months and six months, respectively, ended June 30, 2007 have been recognized in the statement of operations, as have the decrease in fair value of zero and $2.9 million for the three months and six months, respectively, ended June 30, 2008. The estimated fair value of the royalty interest is impacted by expectations about future commodity prices, operating costs and operational levels for the Hereford Facility, and debt service requirements.
     At December 31, 2007 and June 30, 2008, the Company had $50.0 million outstanding under the Tax-Exempt Bonds, which bore interest at a rate of 3.5% and 1.7% per annum, respectively.
     The net amount of capitalized interest (including amortization of debt issuance costs) was approximately $2.8 million and $4.9 million for the three months and six months, respectively, ended June 30, 2007, and $4.0 million and $7.8 million for the three months and six months, respectively, ended June 30, 2008. The Company paid interest of $4.9 million and $3.3 million in the six months ended June 30, 2007 and 2008, respectively.
6. PURCHASE AND SALES COMMITMENTS
     The Company has entered into purchase contracts to acquire certain quantities of corn in the future. At June 30, 2008, the Company held purchase contracts for 3,440,000 bushels of corn in which the purchase price will be determined by the market price at the transaction date. The Company has not entered into any hedging transactions with respect to these purchase commitments. Certain of these contracts are considered to be derivative instruments under Statement of Financial Accounting Standards No. 133 (“SFAS 133”). Certain of these contracts originally qualified for the normal purchases exception under SFAS 133; however, due to the delay in completion of the Hereford facility as discussed at Note 3, none of the contracts qualified for the normal purchases exception at June 30, 2008. Accordingly, unrealized losses of approximately $0.2 million with respect to open purchase contracts have been recognized in earnings through the change in fair value of financial derivatives in the three months ended June 30, 2008, and a financial derivative liability of approximately $0.2 million has been recognized on the balance sheet at June 30, 2008. Additionally, the Company realized gains of $0.2 million and $0.6 million from cancellation of corn purchase contracts in the three months and six months, respectively, ended June 30, 2008.
     The Company has entered into agreements with two trucking firms to provide transportation of manure, ash and wet distiller’s grain for the Hereford facility. Each of the agreements has a five-year term beginning in August 2006. Under the agreements, the Company will pay for the services on a per-load basis; however, the Company committed to pay for a specified minimum number of loads under each agreement commencing in the fourth quarter of 2007. At December 31, 2007 and June 30, 2008, the Company recorded a current liability of $2.5 million and $1.2 million, respectively, for the estimated minimum commitment in excess of projected transportation requirements for 2008. Effective March 1, 2008, the Company amended the agreement with one of the trucking firms to reduce the minimum commitment under that agreement to $190,000 per month until initial operations commence. Effective June 2, 2008, the Company amended the agreement with the other trucking firm to reduce the minimum commitment under that agreement to approximately $30,000 per month until commercial operations commence. The charges under the agreements include a variable component based on diesel fuel prices, and the base rates may also be adjusted periodically for general inflation. In the aggregate, the rates will increase by approximately 2% for each 10-cent increase in the price of diesel fuel over the base price. The aggregate estimated commitment under the agreements for 2008 through 2011 is $18.1 million, based on a diesel price of $4.60 per gallon at June 30, 2008.
          The Company has entered into sales contracts to provide certain quantities of wet distiller’s grains with solubles (“WDGS”) in the future. At June 30, 2008, the Company had sales contracts for 718,000 tons of WDGS in which the sales price will be determined based on the market price of corn at the earlier of (a) the shipment date or (b) the date at which the customer elects to set the price. The sales price has not been determined for any of the agreements, and the Company has not entered into any hedging transactions with respect to these sales commitments, as of June 30, 2008. The terms of the agreements range from one to two years from commencement of delivery. Under contracts for 389,000 tons of WDGS, the delivery commencement date will be determined by the Company; under contracts for the other 329,000 tons of WDGS, the delivery commencement date was contractually fixed at no later than January 1, 2008. As a result of the delays in completion of the Hereford Facility as discussed in Note 3, management determined that the Company would not be able to commence delivery by the required date and encouraged its customers to obtain alternate supplies during the construction delay period. Management believes that the customers have obtained alternate supplies; however, the Company remains obligated under the contracts if called upon by the customers. Based on current spot market prices at June 30, 2008, management estimates that the Company would incur a loss of $0.8 million in the event it was required to purchase alternate supplies to satisfy all applicable contractual requirements until the end of the contract periods. However, management currently believes that it is not probable that the Company will be called upon to satisfy the contractual requirements prior to the availability of sufficient production from the Hereford Facility.
7. STOCK-BASED COMPENSATION
          In May 2006, the Company adopted the Panda Ethanol, Inc. 2006 Long-Term Incentive Plan, as amended and restated on June 7, 2006 (the “Plan”). The Plan authorizes the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees, consultants and outside directors. A maximum of 3,333,333 shares of common stock may be delivered pursuant to awards under the Plan. Prior to April 18, 2008, no awards had been granted under the Plan.
     On April 18, 2008, the Company granted non-qualified stock options for 420,000 shares to employees and 50,000 shares to directors. The options have an exercise price of $2.00 per share (market price at the grant date), expire 10 years from the grant date, and vest 50% on December 31, 2008 and 50% on December 31, 2009. The Company recognizes compensation expense based on the fair value of the options at the grant date as required by SFAS No. 123(R). The fair value of the options at the grant date was estimated to be $1.25 each, for a total of approximately $0.6 million, using a Black-Scholes valuation model. The expected life of the options is estimated to be 5.6 years as determined using a ratable expected exercise and forfeiture assumption consistent with the simplified method prescribed by Staff Accounting Bulletins Nos. 107 and 110. Expected volatility is estimated to be 70% based on the historical volatility of the Company’s common stock and that of guideline companies, and the implied volatility of guideline companies. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future. The risk-free interest rate of 3.1% is based on the U.S. Treasury rate with a term equivalent to the expected life of the options.
     The Company recognized compensation expense of $0.1 million related to the options in the second quarter of 2008. Compensation expense of approximately $0.5 million attributable to future service has not yet been recognized, and is expected to be recognized over the remaining 1.5 years of the total service period.
     As a result of the option grant described above, there were a total of 470,000 potentially dilutive weighted-average shares from stock options outstanding as of June 30, 2008. The options were not considered in calculating diluted net loss per common share for the three months and six months ended June 30, 2008, as their effect would be anti-dilutive.

8. FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. If valuation techniques use inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
     The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.
     The Company currently has no financial assets measured at fair value on a recurring basis. The Company’s financial liabilities measured at fair value on a recurring basis include derivative financial instruments. Derivative financial instruments are valued using discounted cash flow techniques where applicable. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and commodity basis prices. Significant inputs to the derivative valuations are observable in active markets and are classified as Level 2 in the hierarchy. The Company’s Level 2 liabilities consist of the interest rate swap agreement related to the Senior Debt which is discussed in Note 5 and unrealized losses on commodity purchase contracts as discussed in Note 6.
     In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial derivative liabilities — current	$—	$1,563	$—	$1,563

Financial derivative liabilities — noncurrent	$—	$794	$—	$794

     The Company’s Level 3 liabilities consist of the subordinated debt royalty interest which is discussed in Note 5. This royalty interest is considered to be an embedded derivative financial instrument. Significant inputs to the valuation of this derivative include expectations regarding future commodity prices, operating costs and operational levels for the Hereford Facility, and debt service requirements. Based on these inputs, the estimated fair value of the royalty interest at June 30, 2008 is zero.
     The reconciliation of beginning and ending balances for financial derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 was as follows (in thousands):

Beginning balance	$2,873
Total gains or losses (realized/unrealized)
Included in earnings	(2,873)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—

Ending balance	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still existing at June 30, 2008 reported in change in fair value of financial derivatives	$2,873

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this quarterly report on Form 10-Q. In this quarterly report on Form 10-Q, the words “Panda Ethanol” refer to Panda Ethanol, Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. Panda Ethanol is a Nevada corporation. On November 6, 2006, Panda Ethanol, Inc. (a Delaware corporation), which is referred to in this quarterly report as Panda Ethanol-Delaware, merged with and into Cirracor, Inc., a Nevada corporation, which we refer to as Cirracor. The surviving Nevada corporation after the merger changed its name to “Panda Ethanol, Inc.” In this quarterly report on Form 10-Q, the words “Company,” “we,” “our,” “ours” and “us” refer to the surviving company after the merger and its subsidiaries, unless otherwise stated or the context otherwise requires.
Forward-Looking Statements
          This quarterly report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, assumptions, beliefs, estimates and projections about the Company and the ethanol and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and variations of such words or similar expressions.
          We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under “Item 1A—Risk Factors” in this quarterly report on Form 10-Q and under the “Risk Factors” section in our quarterly report on Form 10-Q for the quarter ended March 31, 2008 and our annual report on Form 10-K for the year ended December 31, 2007, including the following:
•	the time, cost and ability to complete construction of our Hereford facility;

•	our ability to draw additional funds under the Hereford senior credit facility;

•	issues arising in connection with the development and construction of our projects, including those related to permits, easements, site conditions, workmanship, process engineering and conflicts of interest;

•	the margin between ethanol and corn prices;

•	the projected growth or contraction of the ethanol market in which we will operate;

•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
o	national, state or local energy policy;

o	federal ethanol tax incentives;

o	the renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives; and

o	environmental laws and regulations applicable to our operations and the enforcement thereof;

•	fluctuations in the market price of ethanol and ethanol co-products;

•	our ability to obtain the necessary capital to finance our operations and initiatives;

•	availability and costs of raw materials, particularly corn;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations, restrictions and conditions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness, including those conditions related to maintenance of a minimum contingency obligation and receipt of insurance proceeds;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements; and

•	risks related to diverting management’s attention from ongoing business operations.
Overview
     The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2007 and 2008, and for the period from inception (November 1, 2004) through June 30, 2008, and the related notes included in this quarterly report on Form 10-Q. Such unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007.
     We are in the development stage and were formed to develop, own and operate ethanol production plants and other related assets. We began construction of our manure-fueled ethanol facility, designed to produce up to 115 million gallons of denatured ethanol per year, in Hereford, Texas, in August 2006. Construction of our Hereford facility is approximately 98% complete and is being conducted pursuant to a fixed-price, turnkey contract with Lurgi, Inc., or Lurgi.
     Our contract with Lurgi provided for a substantial completion date of December 2007; however, completion of construction has been significantly delayed primarily as a result of defective foundation work and Lurgi’s decision to suspend work to investigate a health and safety concern. In 2007, Lurgi notified us that due to claims of adverse weather and labor shortages substantial completion would not occur until the first quarter of 2008. On January 10, 2008, Lurgi notified us that it was further behind in the construction schedule and indicated a substantial completion date in the second quarter of 2008. Subsequently, preliminary field testing in January 2008 revealed a soil settling problem around the foundation of certain tanks at the Hereford facility. On March 20, 2008, Lurgi finalized a remediation plan and commenced the corrective action necessary to reinforce the soil beneath the affected tanks and bins and to replace the structural backfill inside the concrete ringwall foundations that support certain tanks at the Hereford facility. The cost to perform the remediation activities is the responsibility of Lurgi in accordance with the engineering, procurement and construction contract. The overall remediation plan was expected to be completed, and substantial completion of construction achieved, in the third quarter of 2008. However, on June 12, 2008, Lurgi notified us that some of its employees had tested positive for antibodies associated with an illness known as “Q Fever” and it was therefore directing its employees and subcontractors to vacate the construction site until such time that Lurgi determined it was safe to resume work.
     On July 17, 2008, Lurgi notified us that it had initiated a plan to gradually remobilize work at the Hereford facility in compliance with safety guidelines that it developed to mitigate any possible Q Fever exposure. Lurgi recently delivered an updated construction schedule including a substantial completion date of December 15, 2008. At present, while some construction activity has resumed, Lurgi has not fully remobilized at the site. We will continue to incur significant expenses during the delay of startup of the Hereford facility primarily related to general and administrative expenses and interest expense on our project debt.
     On April 2, 2008, Panda Hereford Ethanol, L.P., or Panda Hereford, and its lenders amended the senior credit facility to extend the deadline for substantial completion of the Hereford facility until September 30, 2008, the deadline for completion until November 15, 2008, and the deadline for final acceptance until February 15, 2009. Additionally, among other things, the amendment requires Panda Hereford to (a) maintain sufficient available funds to achieve completion of the Hereford facility, including a minimum of $1 million in the construction budget to cover unanticipated construction contingencies, and (b) receive insurance proceeds of at least $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations. We have not yet received any insurance proceeds. As a result, Panda Hereford is currently in default under the senior credit facility; however, the Company has obtained an extension of time until September 13, 2008 to collect the insurance proceeds and cure the existing default. We continue to diligently pursue our claims under our property insurance policy for the Hereford facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford facility; however, there can be no assurance that the insurer will approve the claims or make a payment on such claims and, if a payment is made, that the payment will be adequate and timely to cure the existing default. Because the current default occurred after June 30, 2008, and the extended cure period does not expire until September 13, 2008, the Company’s obligations under the senior credit facility have not been classified as current liabilities in the consolidated balance sheet as of June 30, 2008, in accordance with Emerging Issues Task Force Issue No. 86-30. However, if the existing default is not cured or waived within the extended timeframe, such default will also result in cross defaults under Panda Hereford’s subordinated credit facility and an interest rate swap agreement, and generally accepted accounting principles will require classification of the applicable obligations as current liabilities in the Company’s financial statements for the third quarter of 2008.
     As a condition to the amendment of the senior credit facility on April 2, 2008, Panda Ethanol entered into a sponsor support agreement that obligates Panda Ethanol to make capital contributions to Panda Hereford as necessary to cause Panda Hereford to maintain the $1 million minimum contingency obligation under the senior credit facility. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the senior credit facility. Due to the delay in completion of the Hereford facility, we are currently unable to determine whether Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement; however, there is no assurance that capital contributions will not be required, and in the event that they are required, that we will have or be able to raise the funds necessary to make such contributions.
     Due to the construction delays and timing for completion of construction, management believes that the existing financing for the Hereford facility may be inadequate for the completion of construction of the facility. Further, Panda Hereford cannot provide the certifications required to request a borrowing under the senior credit facility or withdrawal of funds from the construction account, including certifications that (i) no default has occurred and is continuing, (ii) it expects to achieve substantial completion by September 30, 2008, (iii) it expects to achieve final acceptance by February 15, 2009, and (iv) it believes it has sufficient funds necessary to achieve completion. Accordingly, Panda Hereford has not completed a draw request to pay for project expenses since Lurgi suspended work in June 2008. We are currently working to obtain a waiver of departures from the certifications and to amend the terms of all or part of Panda Hereford’s existing debt or to secure additional financing. No assurance can be given that any such waiver and amendment or transaction may be consummated or that we will be able to obtain sufficient funds. If Panda Hereford is unable to obtain such a waiver or amendment, Panda Hereford will not be able to borrow funds under the senior credit facility to complete construction of the Hereford facility, which may ultimately lead to an event of default upon which the senior credit facility lenders will have the right to declare the outstanding borrowings under the senior credit facility to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the loans, which consists of substantially all of the assets of the Hereford facility. Management of Panda Hereford is also currently exploring its options with respect to the filing of a plan of reorganization under the U.S. Bankruptcy Code or other use of the protections afforded by the U.S. Bankruptcy Code. If no such amendment or waiver is obtained from the lenders, the Company may file a plan of reorganization or utilize other bankruptcy protections.
     We are managing our other projects to limit additional development activities and costs while maintaining an ability to proceed with development activities when market conditions improve; however, we are not seeking financing for other projects at this time. See “—Liquidity and Capital Resources” for a discussion of our limited development activity under a new organizational plan.

     From the date of our inception (November 1, 2004) through June 30, 2008, we incurred an accumulated net loss of $37.9 million. We believe we will continue to incur losses, primarily related to general and administrative expenses and interest expense on debt, at least until commercial operations commence at the Hereford facility.
Summary of Critical Accounting Policies and Estimates
     This discussion and analysis of financial condition and results of operations is based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007, and Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q, contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of investments available for sale and financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources. Additional discussion of estimates affecting the valuation of financial derivatives is contained under “—Results of Operations” below and in the notes to our unaudited condensed consolidated financial statements included in this quarterly report on
Form 10-Q.
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
     Effective October 1, 2006, all of the Panda Energy employees dedicated to ethanol-related activities on a full-time basis became employees of Panda Ethanol, and we began paying substantially all of our own overhead costs. Under a transition services agreement, employees of both Panda Ethanol and Panda Energy continued to provide services on a limited basis to each other until the transition services agreement expired in June 2007. Effective September 1, 2007, in connection with a new organizational plan, five executive officers and a number of additional development and administrative employees left Panda Ethanol and transitioned to Panda Energy. See “—Liquidity and Capital Resources” below for information concerning the organizational plan and a related new services agreement.

Results of Operations
For the three months ended June 30, 2007 as compared to the three months ended June 30, 2008
     We are in the development stage and had no operating revenues for the three months ended June 30, 2007 and 2008. Our activities consist solely of developing and constructing ethanol production facilities.
     Development and administrative expenses allocated from the former parent increased from $0.2 million for the three months ended June 30, 2007 to $0.4 million for the three months ended June 30, 2008. The increase was primarily caused by the change in our administrative structure as discussed above under “—Allocation of Expenses from the Former Parent.”
     Other development and administrative expenses decreased from $5.9 million during the three months ended June 30, 2007 to $4.1 million during the three months ended June 30, 2008. The decrease was primarily attributable to higher expenses in the 2007 period which were nonrecurring in the 2008 period. The nonrecurring expenses in the 2007 period consisted primarily of $1.3 million of costs related to a withdrawn financing transaction related to the Yuma project and $0.8 million of costs for the cancellation of a Yuma construction-related contract. Additionally, although we experienced a reduction in salary and overhead expenses attributable to our new organizational plan, which was effective September 1, 2007, as discussed below under “—Liquidity and Capital Resources,” and a decreased level of development and administrative activity during the three months ended June 30, 2008, the impact of such reductions was more than offset by increased salary expenses related to employment of an operations staff at the Hereford facility and other costs.
     Interest income decreased from $1.4 million for the three months ended June 30, 2007 to $0.1 million for the three months ended June 30, 2008, reflecting lower cash balances available for investment in the 2008 period. Interest expense decreased from $0.9 million for the three months ended June 30, 2007 to $0.1 million for the three months ended June 30, 2008, reflecting higher capitalized interest in the 2008 period due to the higher cumulative construction cost of the Hereford facility. Depreciation and amortization of debt issuance costs collectively amounted to $0.1 million in the three months ended June 30, 2007 and 2008. A gain on settlement of forward contracts in the amount of $0.2 million was recognized during the three months ended June 30, 2008. No such transactions occurred in the same period during 2007. The change in fair value of financial derivatives resulted in income of $1.0 million for the three months ended June 30, 2007, compared to income of $1.6 million for the three months ended June 30, 2008. The change in fair value of financial derivatives in the 2007 period resulted primarily from changes in expectations about future commodity prices, and in the 2008 period resulted primarily from market value adjustments related to certain commodity positions resulting from the Hereford facility construction delays and the de-designation of an interest rate swap as a cash flow hedge for accounting purposes.
For the six months ended June 30, 2007 as compared to the six months ended June 30, 2008
     We are in the development stage and had no operating revenues for the six months ended June 30, 2007 and 2008. Our activities consist solely of developing and constructing ethanol production facilities.
     Development and administrative expenses allocated from the former parent increased from $0.3 million for the six months ended June 30, 2007 to $0.9 million for the six months ended June 30, 2008. The increase was primarily caused by the change in our administrative structure as discussed above under “—Allocation of Expenses from the Former Parent.”
     Other development and administrative expenses decreased from $9.5 million during the six months ended June 30, 2007 to $6.0 million during the six months ended June 30, 2008. The decrease was primarily attributable to higher expenses in the 2007 period which were nonrecurring in the 2008 period. The nonrecurring expenses in the 2007 period consisted primarily of $1.3 million of costs related to a withdrawn financing transaction related to the Yuma project and $0.8 million of costs for the cancellation of a Yuma construction-related contract. Additionally, the decrease was caused by a reduction in salary and overhead expenses attributable to our new organizational plan, which was effective September 1, 2007, as discussed below under “—Liquidity and Capital Resources,” and a decreased level of development and administrative activity during the six months ended June 30, 2008, which was partially offset by increased salary expenses related to employment of an operations staff at the Hereford facility and other costs.
     Interest income decreased from $3.2 million for the six months ended June 30, 2007 to $0.4 million for the six months ended June 30, 2008, reflecting lower cash balances available for investment in the 2008 period. Interest expense decreased from $2.3 million for the six months ended June 30, 2007 to $0.1 million for the six months ended June 30, 2008, reflecting higher capitalized interest in the 2008 period due to the higher cumulative construction cost of the Hereford facility. Depreciation and amortization of debt issuance costs collectively amounted to $0.2 million in the six months ended June 30, 2007 and 2008. A gain on settlement of forward contracts in the amount of $0.6 million was recognized during the six months ended June 30, 2008. No such transactions occurred in the same period during 2007. The change in fair value of financial derivatives resulted in expense of $3.4 million for the six months ended June 30, 2007, as opposed to income of $3.9 million for the six months ended June 30, 2008. The change in fair value of financial derivatives resulted primarily from changes in expectations about future commodity prices, and additionally in the 2008 period from market value adjustments related to certain commodity positions resulting from the Hereford facility construction delays and the de-designation of an interest rate swap as a cash flow hedge for accounting purposes.
Liquidity and Capital Resources
     We are in the development stage and do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. As a result of the construction delays discussed above, we currently estimate that our first ethanol plant, the Hereford facility, will not begin the production of ethanol until the fourth quarter of 2008, however, management believes that the existing financing for the Hereford facility may be inadequate to complete the facility.
     We had cash of $1.1 million, restricted cash of $37.5 million and total current liabilities of $18.1 million at December 31, 2007, and cash of $0.5 million, restricted cash of $18.8 million and total current liabilities of $24.8 million at June 30, 2008. The restricted cash was restricted for use in connection with the construction of the Hereford facility. As discussed under “—Overview” above, the current default of Panda Hereford under the senior credit facility resulting from the failure to receive insurance proceeds occurred after June 30, 2008, and the extended cure period does not expire until September 13, 2008; therefore, the Company’s obligations under the senior credit facility have not been classified as current liabilities in the consolidated balance sheet as of June 30, 2008, in accordance with Emerging Issues Task Force Issue No. 86-30. However, if the existing default is not cured or waived within the extended timeframe, such default will also result in cross defaults under Panda Hereford’s subordinated credit facility and an interest rate swap agreement, and generally accepted accounting principles will require classification of the applicable obligations as current liabilities in the Company’s financial statements for the third quarter of 2008.
     Our Hereford facility commenced construction in August 2006. Lurgi, the construction contractor, designed, engineered and is constructing the Hereford facility. The total commitment under the contract with Lurgi is approximately $162 million. Energy Products of Idaho, Inc., or EPI, agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $26 million. The total cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $269 million; however, such estimate is currently uncertain as a result of construction delays discussed under “—Overview” above. The construction contract with Lurgi includes guaranteed dates for the achievement of construction milestones related to completion of our Hereford facility, and requires Lurgi to pay us liquidated damages if the milestones are not achieved by the guaranteed dates and for such time as the milestones are not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. We have withheld liquidated damages in the amount of $7.0 million from payments to Lurgi as of June 30, 2008. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million.

     Due to the construction delays and timing for completion of construction as discussed under "—Overview” above, management believes that the existing financing for the Hereford facility may be inadequate for the completion of construction of the facility. Further, Panda Hereford cannot provide the certifications required to request a borrowing under the senior credit facility or withdrawal of funds from the construction account. Accordingly, Panda Hereford has not completed a draw request to pay for project expenses since Lurgi suspended work in June 2008. We are currently working to obtain a waiver of departures from the certifications and to amend the terms of all or part of Panda Hereford’s existing debt or to secure additional financing. No assurance can be given that any such waiver and amendment or transaction may be consummated or that we will be able to obtain sufficient funds. If Panda Hereford is unable to obtain such a waiver or amendment, Panda Hereford will not be able to borrow funds under the senior credit facility to complete construction of the Hereford facility, which may ultimately lead to an event of default upon which the senior credit facility lenders will have the right to declare the outstanding borrowings under the senior credit facility to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the loans, which consists of substantially all of the assets of the Hereford facility. Management of Panda Hereford is also currently exploring its options with respect to the filing of a plan of reorganization under the U.S. Bankruptcy Code or other use of the protections afforded by the U.S. Bankruptcy Code. If no such amendment or waiver is obtained from the lenders, the Company may file a plan of reorganization or utilize other bankruptcy protections.
     Further, management believes the delays in completion of the Hereford facility will have a negative impact on the liquidity of Panda Ethanol. The construction delay will postpone the commencement of commercial operations, which in turn will delay commencement of debt service payments to the lenders and cash distributions from the Hereford facility to Panda Ethanol. Additionally, cash flow sweep provisions in the senior and subordinated debt agreements currently require up to 100% of excess cash flow, after scheduled debt service and capital expenditures, to be applied to reduce the senior and subordinated loan principal to specified target balances before cash distributions to Panda Ethanol can commence. As a result of the construction delay and the cash flow sweep provisions, management cannot currently predict when or if cash distributions to Panda Ethanol from the Hereford facility will commence. Additionally, even if we are successful in amending the terms of Panda Hereford’s existing debt, the timing and amount of cash distributions from the Hereford facility, as well as Panda Hereford’s ability to meet its future debt service obligations, will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. The impact of the delay in or non-occurrence of cash distributions on our cash requirements for overhead costs may be partially mitigated by management fees paid to Panda Ethanol by the Hereford facility if we are successful in amending the terms of the existing debt , refinancing, reorganizing or obtaining additional financing; however, these fees may not fully cover our cash requirements until cash distributions commence from the Hereford facility. Accordingly, we currently anticipate we will need to obtain additional working capital as discussed below.
     On July 29, 2008, we amended our loan agreement with Panda Energy to increase the maximum amount of the loan commitment from $1.0 million to $1.7 million, and we borrowed $0.3 million on the same date. We previously borrowed $1.0 million under the loan agreement on February 20, 2008. Amounts borrowed under the loan agreement bear interest at an annual rate of LIBOR plus 7.5% until March 31, 2009, and at an annual rate of 10% thereafter until maturity. Principal and all accrued interest will be payable on the maturity date of November 1, 2010. If we default in our payment obligation on the maturity date, Panda Energy will have the option to convert the outstanding loan balance into shares of our common stock at the fair market value. Additionally, we may be required to make mandatory prepayments of the principal depending on our cash flow, as defined in the agreement, or with proceeds received from Panda Energy as a purchaser in an offering of our equity securities. The loan is collateralized by a security interest in substantially all of the assets of Panda Ethanol, including any cash, accounts receivable, investment securities, the ownership interests in all of its subsidiaries, and any related present or future income or distributions.
     On August 9, 2007, our Board of Directors approved a new organizational plan designed to reduce costs and enable us to focus on the construction and subsequent operation of the Hereford facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left Panda Ethanol and joined Panda Energy effective September 1, 2007. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general. Under a new services agreement executed on November 9, 2007 and retroactive to September 1, 2007, these departing officers and employees are available to provide services to us on an as-needed basis. Under the services agreement, Panda Energy is compensated for services provided to us by Panda Energy employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services are paid in our common stock based on a calculation of the value weighted average price of our common stock for the last 10 trading days of each month. Stock for payment under the services agreement is issued quarterly, beginning in January 2008 for services rendered from September 1, 2007 through December 31, 2007. In April 2008, we issued 174,614 shares of our common stock to Panda Energy to pay for approximately $0.5 million of services rendered under the services agreement for the three months ended March 31, 2008. The charge for services rendered by Panda Energy under the services agreement for the three months ended June 30, 2008 amounted to approximately $0.4 million, which was paid by issuance of 260,565 shares of our common stock to Panda Energy in August 2008. Issuance of our stock to Panda Energy under the services agreement will result in dilution of the interests of our other stockholders. Under a registration rights agreement related to the services agreement, we are required to use our best efforts to file a registration statement with the Securities and Exchange Commission by March 31, 2009 with respect to the stock issued to Panda Energy. In the event that we fail to file a registration statement within the required timeframe, we will be required to pay to Panda Energy partial liquidated damages of 1% of the value of the stock issued to Panda Energy under the services agreement, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
     Although certain of our operating expenses have been significantly reduced under the new organizational plan, the Hereford construction delay and the further delay in or non-occurrence of cash distributions from the facility, as discussed above, have had and will continue to have a negative impact on our liquidity. Management currently anticipates that we will need to obtain additional working capital; however, due to the uncertainty as to our ability to amend the terms of our existing debt, we are currently unable to predict Panda Ethanol’s anticipated working capital needs for the next 12 months. We are currently engaged in discussions with the lenders to amend the terms of the existing debt and are currently pursuing all available options to increase working capital, including securing additional financing. There can be no assurance that such efforts will be achieved. Additionally, even if we are successful in amending the terms of the existing debt, Panda Hereford’s ability to meet its future debt service obligations will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. These uncertainties raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that we are unable to amend the terms of the existing debt, to obtain needed additional working capital or to satisfy Panda Hereford’s debt service obligations on an ongoing basis.
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
Hereford Facility Project Financing
     On July 28, 2006, Panda Hereford closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007. Additional information as of June 30, 2008 is provided in Note 5 to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.
Contractual Commitments
     There have been no material changes as of June 30, 2008 to our contractual commitments as disclosed in our annual report on Form 10-K for the year ended December 31, 2007, other than in the normal course of business. However, as discussed under “—Overview” and “—Liquidity and Capital Resources” above, the current default under the senior credit facility of Panda Hereford resulting from the failure to receive the required insurance proceeds in connection with the soil setting under certain tank foundations at the Hereford facility occurred after June 30, 2008, and the extended cure period does not expire until September 13, 2008; therefore, the Company’s obligations under the senior credit facility have not been classified as current liabilities in the consolidated balance sheet as of June 30, 2008, in accordance with Emerging Issues Task Force Issue No. 86-30. However, if the current default is not cured or waived within the extended timeframe, such default will also result in cross defaults under Panda Hereford’s subordinated credit facility and an interest rate swap agreement, and generally accepted accounting principles will require classification of the applicable obligations as current liabilities in the Company’s financial statements for the third quarter of 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not required.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
     Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control over Financial Reporting
     There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Cordillera Fund, L.P., a stockholder of the Company, filed a petition against the Company in the 162nd Judicial District Court of Dallas County on November 30, 2007. The plaintiff’s petition asserted claims against the Company for negligence, fraud, and negligent misrepresentation in connection with the Company’s issuance of a press release in June 2007 announcing a proposed $140 million convertible notes offering to institutional investors, as discussed under the “Legal Proceedings” section in our quarterly report on Form 10-Q for the quarter ended March 31, 2008. On April 15, 2008, the court entered an order granting our plea to the jurisdiction and allowed the plaintiff 30 days to file an amended complaint alleging shareholder derivative claims. The plaintiff subsequently filed a nonsuit. On May 19, 2008, the court signed the nonsuit order dismissing the lawsuit.
Item 1A. Risk Factors
Panda Hereford has been unable to obtain a draw under the senior credit facility at the end of June or July to pay project expenses, and may be unable to do so in the future.
     Due to the construction delays and timing for completion of construction, management believes that the existing financing for the Hereford facility may be inadequate for the completion of construction of the facility. Further, Panda Hereford cannot provide the certifications required to request a borrowing under the senior credit facility or withdrawal of funds from the construction account, including certifications that (i) no default has occurred and is continuing, (ii) it expects to achieve substantial completion by September 30, 2008, (iii) it expects to achieve final acceptance by February 15, 2009, and (iv) it believes it has sufficient funds necessary to achieve completion. Accordingly, Panda Hereford has not completed a draw request to pay for project expenses since Lurgi suspended work in June 2008. We are currently working to obtain a waiver of departures from the certifications and to amend the terms of all or part of Panda Hereford’s existing debt or to secure additional financing. No assurance can be given that any such waiver and amendment or transaction may be consummated or that we will be able to obtain sufficient funds. If Panda Hereford is unable to obtain such a waiver or amendment, Panda Hereford will not be able to borrow funds under the senior credit facility to complete construction of the Hereford facility, which may ultimately lead to an event of default upon which the senior credit facility lenders will have the right to declare the outstanding borrowings under the senior credit facility to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the loans, which consists of substantially all of the assets of the Hereford facility.
Management of Panda Hereford is currently exploring its options with respect to the filing of a plan of reorganization under the U.S. Bankruptcy Code or other use of the protections afforded by the U.S. Bankruptcy Code.
     Management believes that the existing financing for the Hereford facility may be inadequate for completion of the facility. We are currently working to amend the terms of all or part of Panda Hereford’s existing debt or to secure additional financing, however, no assurance can be given that any such amendment or transaction may be consummated or that we will be able to obtain sufficient funds. Management of Panda Hereford is currently exploring its options with respect to the filing of a plan of reorganization under the U.S. Bankruptcy Code or other use of the protections afforded by the U.S. Bankruptcy Code. If no such amendment is obtained from the lenders, the Company may file a plan of reorganization or utilize other bankruptcy protections.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 18, 2008, we issued 174,614 shares of common stock to Panda Energy as payment for general administrative services provided to the Company from January 1, 2008 through March 31, 2008 pursuant to a services agreement. The charge for services provided by Panda Energy under the services agreement for this period was approximately $0.5 million. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving any public offering.
     On April 18, 2008, we issued an aggregate of 9,411 shares of common stock to our directors as partial compensation for director retainer fees in the amount of $23,250 applicable to the second quarter of 2008. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving any public offering.
Item 3. Defaults Upon Senior Securities
     On July 28, 2006, Panda Hereford entered into a senior secured credit facility. On April 2, 2008, Panda Hereford and its lenders amended the senior credit facility to, among other things, require Panda Hereford to receive insurance proceeds of at least $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations at the Hereford facility. We have not yet received any insurance proceeds. As a result, Panda Hereford is currently in default under the senior credit facility; however, the Company has obtained an extension of time until September 13, 2008 to collect the insurance proceeds and cure the existing default. Although we continue to diligently pursue our claims under our property insurance policy for the Hereford facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford facility, there can be no assurance that the insurer will approve the claims or make a payment on such claims and, if a payment is made, that the payment will be adequate and timely to cure the existing default. If the default is not cured within the extended timeframe, the senior credit facility lenders will have the right to declare the outstanding borrowings under the senior credit facility to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the loans, which consists of substantially all of the assets of the Hereford facility. Such uncured default will also result in cross defaults under the subordinated credit facility and an interest rate swap agreement.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on June 17, 2008 for the purpose of voting on the following proposals:
1.	to elect five directors to serve for a term of one year or until their respective successors are elected and qualified; and

2.	to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008.
     Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition of management’s solicitation. The results of the tabulation of the votes cast at the Annual Meeting are as follows:
     Proposal 1. Election of Directors:

	Number of	Number of
Name	Votes Cast For	Votes Withheld
Robert W. Carter	17,772,156	0
Todd W. Carter	17,772,156	0
G. Michael Boswell	17,772,156	0
Donnell Brown	17,772,156	0
Philip D. English	17,772,156	0
     Proposal 2. Ratification of Deloitte & Touche LLP:

For	17,772,156
Against	0
Abstain	0
Broker Non-Vote	0

Item 5. Other Information
     On July 29, 2008, Panda Ethanol, as borrower, and Panda Energy, as lender, entered into an Amended and Restated Loan Agreement (the “Agreement”). The Agreement amends that certain Loan Agreement, dated November 1, 2007, by and between the same parties, to, among other things:
•	increase the principal amount which may, in the aggregate, be outstanding at one time from $1,000,000 to $1,700,000;

•	reduce the minimum permissible amount of any distribution thereunder from $250,000 to $100,000;

•	change the maturity date from November 1, 2009 to November 1, 2010;

•	require the Company to make mandatory prepayment of outstanding principal in an amount equal to the proceeds received from Panda Energy as a purchaser in an offering of any class of the Company’s equity securities in which it receives aggregate gross proceeds of at least $1,700,000;

•	provide that, if the Company defaults in its payment obligation at maturity, Panda Energy has the option to convert the amount outstanding on its note into such number of shares of common stock of the Company, par value $0.001 per share, as shall be equal to (x) the amount outstanding on the note divided by (y) the fair market value of the common stock on the maturity date; and

•	provide a method for determining fair market value.
     The foregoing description of the Agreement is a summary only and is qualified in its entirety by the terms of the Agreement, which is attached hereto as Exhibit 10.2, and is incorporated herein by reference.
Item 6. Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report

Exhibit
Number	Description
on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

4.7	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.1	Form of Nonqualified Stock Option Agreement under the Panda Ethanol, Inc. 2006 Amended and Restated Long-Term Incentive Plan.

10.2	Amended and Restated Loan Agreement, dated as of July 29, 2008, by and among Panda Ethanol, Inc. and Panda Energy International, Inc.

10.3	Second Amendment to Financing Agreement and Depositary and Disbursement Agreement, dated as of April 2, 2008, by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 8, 2008 and incorporated by reference herein.

10.4	Sponsor Support Agreement, dated as of April 2, 2008, by and among Panda Ethanol, Inc., Panda Hereford Ethanol, L.P. and Société Générale, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on April 8, 2008 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANDA ETHANOL, INC.
Date: August 19, 2008	/s/ NATASHA RAY
Natasha Ray, Chief Financial Officer and Treasurer
(Principal financial officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.6	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

4.7	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

10.1	Form of Nonqualified Stock Option Agreement under the Panda Ethanol, Inc. 2006 Amended and Restated Long-Term Incentive Plan.

10.2	Amended and Restated Loan Agreement, dated as of July 29, 2008, by and among Panda Ethanol, Inc. and Panda Energy International, Inc.

10.3	Second Amendment to Financing Agreement and Depositary and Disbursement Agreement, dated as of April 2, 2008, by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders named therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on April 8, 2008 and incorporated by reference herein.

10.4	Sponsor Support Agreement, dated as of April 2, 2008, by and among Panda Ethanol, Inc., Panda Hereford Ethanol, L.P. and Société Générale, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on April 8, 2008 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer.

Exhibit
Number	Description
31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.