Form 10-Q
period 2008-09-30
PANDA ETHANOL, INC.
filed 2008-11-14
CIK 1167880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2008, 38,285,664 shares of Common Stock were outstanding.

PANDA ETHANOL, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008
INDEX

		Page

	PART I

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 6.	Exhibits	29

Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements
PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2007	2008
ASSETS

Current assets:
Cash and cash equivalents	$1,127,913	$252,115
Accounts receivable	353,516	217,414
Accounts receivable from former parent	4,754	11,350
Inventories	58,719	204,412
Prepaid expenses and other current assets	660,054	623,593
Land under contract for sale	—	310,000
Financial derivatives	611,450	—

Total current assets	2,816,406	1,618,884

Restricted cash and cash equivalents	37,464,207	28,496,518

Property, plant and equipment:
Construction in progress	184,494,094	213,921,625
Land	650,000	—
Furniture, fixtures and equipment	2,464,045	3,867,200
Accumulated depreciation	(87,562)	(386,777)

Total property, plant and equipment, net	187,520,577	217,402,048

Deposits	965,575	965,575

Deferred income taxes	486,000	908,000

Debt issuance costs, net of accumulated amortization of $1,799,865 and $2,652,634 at December 31, 2007 and September 30, 2008, respectively	7,623,227	7,335,958

Total assets	$236,875,992	$256,726,983

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities — property, plant and equipment	$10,669,525	$17,924,073
Proceeds from contractor letter of credit	—	16,219,377
Accounts payable and accrued liabilities — operating expenses	4,664,110	3,332,767
Accounts payable to former parent	802,401	469,434
Current portion of financial derivatives	820,177	1,166,219
Current portion of long-term debt	—	145,896,999
Current portion of capital lease obligations	197,499	191,726
Accrued interest and letter of credit fees	989,883	2,406,729

Total current liabilities	18,143,595	187,607,324

Financial derivatives	4,134,969	—

Long-term debt	141,596,623	—

Long-term debt to former parent	—	1,555,697

Capital lease obligations	873,783	727,864

Other noncurrent liabilities	486,000	908,000

Commitments and contingencies (Notes 3, 5, 6 and 9)

Temporary equity — payable to former parent	4,301,558	4,301,558

Shareholders’ equity:
Preferred stock, par value $.001; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.001; 250,000,000 shares authorized; 31,066,659 and 31,770,193 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	31,067	31,770
Additional contributed capital	104,777,406	106,729,948
Accumulated other comprehensive loss	(1,875,385)	(3,818,729)
Deficit accumulated during the development stage	(35,593,624)	(41,316,449)

Total shareholders’ equity	67,339,464	61,626,540

Total liabilities and shareholders’ equity	$236,875,992	$256,726,983

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008,
AND FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception Through
	2007	2008	2007	2008	September 30, 2008

Development and administrative expenses:
Development and administrative expenses allocated from former parent	$420,169	$385,730	$726,866	$1,277,752	$14,833,591
Other development and administrative expenses	3,898,980	3,986,148	13,380,513	10,031,180	36,879,380
Provision for impairment of land and development projects	2,844,000	340,000	2,844,000	340,000	3,414,842

Total development and administrative expenses	7,163,149	4,711,878	16,951,379	11,648,932	55,127,813

Other expense (income):
Interest income	(1,038,486)	(91,277)	(4,242,438)	(477,930)	(9,030,755)
Interest expense and letter of credit fees	196,235	66,551	2,536,338	204,404	5,939,929
Amortization of debt issuance costs	6,415	—	206,779	—	478,771
Depreciation	21,102	112,854	53,163	299,216	386,777
Provision for impairment of investments available for sale	220,000	—	220,000	—	875,000
Gain on settlement of forward contracts	—	(222,525)	—	(830,976)	(1,140,576)
Change in fair value of financial derivatives	(5,293,000)	(1,190,092)	(1,890,000)	(5,120,821)	(11,320,510)

Total other expense (income)	(5,887,734)	(1,324,489)	(3,116,158)	(5,926,107)	(13,811,364)

Net loss	$1,275,415	$3,387,389	$13,835,221	$5,722,825	$41,316,449

Net loss per common share — basic and dilutive:

Net loss per common share	$0.04	$0.11	$0.45	$0.18

Weighted average common shares outstanding — basic and dilutive	31,066,659	31,660,152	31,066,659	31,448,696

See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC.
AND SUBSIDIARIES
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008,
AND FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

	Nine Months Ended September 30,		Inception Through
	2007	2008	September 30, 2008

Operating activities:

Net loss	$(13,835,221)	$(5,722,825)	$(41,316,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses contributed by former parent	272,678	—	103,993
Provision for impairment of land and development projects	2,844,000	340,000	3,414,842
Provision for impairment of investments available for sale	220,000	—	875,000
Directors’ fees paid with common stock	—	69,743	69,743
Compensation expense resulting from issuance of stock options	—	195,834	195,834
Interest cost added to debt principal	3,808,155	—	7,164,623
Amortization of debt issuance costs	206,779	—	478,771
Depreciation	53,163	299,216	386,777
Change in fair value of financial derivatives	(1,890,000)	(5,120,821)	(11,320,510)
Deferred tax benefit	(232,000)	(422,000)	(908,000)
(Increase) decrease in accounts receivable	—	136,102	(217,414)
(Increase) decrease in accounts receivable from former parent	32,265	(6,596)	(11,350)
Increase in inventories	—	(145,693)	(204,412)
(Increase) decrease in prepaid expenses and other current assets	815,996	36,461	(623,593)
Increase (decrease) in accounts payable and accrued liabilities — operating expenses	836,577	(1,331,343)	3,332,767
Increase in accounts payable to former parent	271,989	1,354,701	2,425,324
Increase in accrued interest and letter of credit fees	50,314	1,416,846	2,406,729
Increase in other noncurrent liabilities	232,000	422,000	908,000

Net cash used in operating activities	(6,313,305)	(8,478,375)	(32,839,325)

Investing activities:

Purchases of investments available for sale	(11,000,000)	—	(94,025,000)
Sales of investments available for sale	24,825,000	—	93,150,000
(Increase) decrease in restricted cash and cash equivalents	78,667,025	8,967,689	(28,496,518)
Decrease in restricted short-term investments	12,495,335	—	—
Additions to property, plant and equipment	(92,564,621)	(18,559,627)	(195,690,874)
Increase in deposits	(1,198,949)	—	(965,575)
Proceeds from contractor letter of credit	—	16,219,377	16,219,377

Net cash provided by (used in) investing activities	11,223,790	6,627,439	(209,808,590)

Financing activities:

Capital contributions from former parent	—	—	16,133,464
Capital distributions to former parent	—	—	(5,480,712)
Temporary equity advanced from former parent	—	—	4,301,558
Issuance of common stock to former parent	—	—	2,859,354
Issuance of common stock to non-affiliates	—	—	90,924,152
Repayment of capital lease obligations	—	(151,692)	(641,524)
Issuance of long-term debt and financial derivative	—	136,633	143,236,633
Issuance of long-term debt to former parent	—	1,555,697	1,555,697
Debt issuance costs	—	(565,500)	(9,988,592)

Net cash provided by (used in) financing activities	—	975,138	242,900,030

Increase (decrease) in cash and cash equivalents	4,910,485	(875,798)	252,115

Cash and cash equivalents, beginning of period	713,529	1,127,913	—

Cash and cash equivalents, end of period	$5,624,014	$252,115	$252,115

Noncash investing and financing activities:
Property, plant and equipment costs accrued	$10,827,366	$17,924,073	$17,924,073
Property, plant and equipment acquired under capital leases	—	—	1,561,114
Interest cost accrued to long-term debt principal	3,808,155	4,163,742	11,328,365
Capital contributions from former parent:
By reduction of accounts payable	268,222	—	268,222
For operating expenses	272,678	—	103,993
Expenses financed under services agreement with former parent	—	1,282,688	2,085,089
Common stock issued under services agreement with former parent	—	1,687,668	1,687,668
Common stock issued under services agreement with directors	—	69,743	69,743
See notes to unaudited condensed consolidated financial statements.

PANDA ETHANOL, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2007 and 2008
And For the Period from Inception (November 1, 2004) through September 30, 2008
(Unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
          Panda Ethanol, Inc. (“Panda Ethanol” or collectively with its subsidiaries, the “Company”) (a Nevada corporation), through various subsidiaries, holds a 100% interest in an ethanol manufacturing facility currently under construction in Hereford, Texas (“Hereford Facility”) and also holds 100% interests in ethanol projects under development in various states. The indirect wholly-owned subsidiary which holds the 100% interest in the Hereford Facility is Panda Hereford Ethanol, L.P. (“Panda Hereford”).
          Until June 7, 2006, the Company was a wholly owned subsidiary of Panda Energy International, Inc. (“Panda Energy”). As of September 30, 2008, Panda Energy held a 47% interest in the Company. Panda Energy commenced development activities with respect to ethanol manufacturing facilities on November 1, 2004, which is the inception date of the accompanying financial statements. The financial statements are presented on a “carved out” basis and reflect the ethanol project development activities as if Panda Ethanol had been incorporated, with 13,817,341 common shares (par value $.001) initially outstanding and held by Panda Energy, for all periods presented, until June 7, 2006, when additional shares were issued in a private equity transaction. The retrospective presentation under the current capital structure had no impact on net loss, any asset or liability, or net shareholders’ equity.
          Development Stage Enterprise — The Company is in the development stage and has no operating revenues. The Company does not currently produce ethanol, as its projects are under construction or development as discussed in Note 3. Financial support initially was provided in the form of equity contributions and temporary equity advances from Panda Energy. Additionally, the Company completed private equity transactions in June and December 2006, and debt financing for the Hereford Facility in July 2006.
          Liquidity and Going Concern Considerations — The Company has experienced construction delays on the Hereford Facility, primarily as a result of defective foundation work and the contractor’s decision to suspend work in June 2008 to investigate a health and safety concern. On September 18, 2008, Panda Hereford terminated the contractor for cause. The Company intends to manage completion of construction of the Hereford Facility, which is presently approximately 98% complete. Management currently estimates that the facility will be substantially completed in the first quarter of 2009. See Note 3.
          As a result of the construction delay resulting from defective foundation work, the Company and the lenders amended the Senior Debt financing agreement on April 2, 2008, as discussed in Notes 3 and 5. Among other things, the amendment extended the deadline for substantial completion of the Hereford Facility until September 30, 2008 and required the Company to (a) maintain sufficient available funds to achieve completion of the Hereford Facility, including a minimum of $1 million to cover unanticipated construction contingencies, and (b) receive minimum insurance proceeds of $2 million by July 15, 2008 (subsequently extended to September 13, 2008) under claims related to the soil settling under certain tank foundations. The Company has not yet achieved substantial completion of the facility or received any insurance proceeds. In addition, Lurgi and certain of its subcontractors have filed mechanics liens upon the Hereford Facility which are prohibited to exist under the covenants of the Senior Debt. As a result, the Company is currently in default under the Senior Debt; however, as discussed below and in Notes 5 and 9, the Company has obtained a limited waiver of certain events of default, including those discussed above. There can be no assurance that the Company will be able to cure the existing defaults within the waiver period. Because the waiver period, as discussed in Note 9, expires at the latest on January 30, 2009, and cross-default provisions would result in defaults under the other Hereford Facility debt obligations and the related interest rate swap, all of the Hereford Facility’s long-term debt and related obligations have been classified as current liabilities in the consolidated balance sheet as of September 30, 2008.
          As a condition to the amendment to the Senior Debt financing agreements executed on April 2, 2008, Panda Ethanol entered into a sponsor support agreement that obligates it to make capital contributions to the Hereford project subsidiary as necessary to maintain the $1 million minimum contingency obligation under the Senior Debt. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford Facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the Senior Debt. Due to the delay in completion of the Hereford Facility, management is currently unable to determine whether Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement; however, there is no assurance that capital contributions will not be required, and in the event that they are required, that Panda Ethanol will have or be able to raise the funds necessary to make such contributions.
          On October 6, 2008, Panda Hereford entered into a waiver (the “Waiver”) to the Senior Debt financing agreements with the lenders as discussed in Note 9. The Waiver was preceded by waivers obtained on September 5, 2008, September 30, 2008, and October 2, 2008 as discussed in Note 5. The Waiver provides a limited waiver of departures from certain certifications and requirements to permit borrowings and disbursements of loan proceeds of up to $31.5 million under the financing agreements to allow for completion of construction and start-up of the Hereford Facility. As previously disclosed, due to the construction delays at the Hereford Facility, Panda Hereford could not provide the certifications required to request a borrowing under the financing agreements or withdrawal of funds from the construction account, including certifications that (i) no default has occurred and is continuing, (ii) it expects to achieve substantial completion by September 30, 2008, (iii) it expects to achieve final acceptance by February 15, 2009, and (iv) it believes it has sufficient funds necessary to achieve completion.
          Pursuant to the Waiver, the lenders waived the requirements described above to allow borrowings and disbursements under the financing agreements and to waive certain events of default arising in connection with the construction delay. Panda Hereford agreed to certain other conditions under the Waiver as discussed in Note 9, including an increase in the interest rate on the Senior Debt and payment of a fee to the consenting lenders. The Waiver will be effective until the earliest to occur of (i) January 30, 2009, (ii) the interim completion date and satisfaction of the manure gasifier steam output guarantee, (iii) the date that an event of default, other than an event of default that has been waived, occurs or (iv) the date that is two business days following Panda Hereford’s receipt of notice that it has materially violated the terms of the Waiver.
          As a condition to obtaining the Waiver, on October 6, 2008, Panda Hereford obtained an additional term loan of $2.5 million under an amendment and additional funding agreement to the Subordinated Debt financing agreement (see Notes 5 and 9). Additionally, on October 7, 2008 the Company closed a transaction in which Panda Energy purchased 25,000 shares of the Company’s Series A Convertible Preferred Stock for $2.5 million (see Note 9).
          Management of the Company believes that the borrowings and payments described above will be sufficient to complete construction and start-up of the Hereford Facility. However, upon expiration of the Waiver, Panda Hereford may be in default under its debt obligations and, depending on market conditions and commodity prices, may need additional financing in order to operate the Hereford Facility continuously. There can be no assurance that Panda Hereford will be able to obtain a waiver to request future borrowings and disbursements under the Senior Debt financing agreements. Although management of the Company will work to amend or restructure the terms of all or part of the existing debt or to secure additional financing, no assurance can be given that any such amendment, restructuring or transaction may be consummated or that the Company will be able to obtain sufficient funds to satisfy the requirements of ongoing operations. Management currently anticipates that the Company will need to obtain additional working capital; however, due to the uncertainty as to the Company’s ability to amend or restructure the terms of its existing debt upon expiration of the Waiver, management is currently unable to predict the Company’s anticipated working capital needs for the next 12 months. Additionally, even if management is successful in amending or restructuring the terms of the existing debt, the Company’s ability to meet its future debt service obligations will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is unable to amend or restructure the terms of the existing debt, to obtain needed additional working capital or to satisfy the Company’s debt service obligations on an ongoing basis.
          The consolidated financial statements include the accounts of all subsidiaries in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany accounts and transactions are eliminated in consolidation.
2. SIGNIFICANT ACCOUNTING POLICIES
          Use of Estimates — The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to present fairly the financial results for the interim periods. These financial statements include some amounts that are based on management’s best estimates and judgments. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
          Stock-Based Compensation — The Company accounts for stock options granted to employees (and directors, if applicable) under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments”. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award on the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company granted stock options for the first time in the second quarter of 2008. See Note 7.
          Adoption of New Accounting Pronouncement — Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. See Note 8.
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
          New Accounting Standards — In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe SFAS No. 162 will have a material impact on its consolidated financial statements.
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
3. ETHANOL PROJECTS
          The Hereford Facility is a manure-fueled, 115-million-gallon design capacity denatured ethanol production facility, which is currently under construction in Hereford, Texas. Construction of the Hereford Facility commenced in August 2006. The Hereford Facility includes a biomass conversion system manufactured by Energy Products of Idaho, Inc. (“EPI”), which will gasify cattle manure and cotton gin waste to generate the process steam used in the production of ethanol. The Hereford Facility was originally being constructed under a fixed-price, turnkey engineering, procurement, and construction contract (“EPC Contract”) with Lurgi, Inc. (“Lurgi”).
          On September 18, 2008, Panda Hereford notified Lurgi of its decision to terminate the EPC Contract for cause, effective immediately, due to Lurgi’s defaults, including the following:
•	failure to complete the Hereford Facility within 180 days of the guaranteed substantial completion date of December 16, 2007 set forth in the EPC Contract;

•	failure to perform its obligations in a manner sufficient and adequate to successfully achieve completion of the Hereford Facility in compliance with the terms of the EPC Contract; and

•	failure to pay scheduled liquidated damages due to Panda Hereford.
          Following the termination of Lurgi, the Company intends to manage completion of construction at the Hereford Facility, which is presently approximately 98% complete. As previously disclosed, Lurgi notified the Company in July 2008 that it had initiated a plan to gradually remobilize work at the Hereford Facility and delivered to Panda Hereford an updated construction schedule including a substantial completion date of December 15, 2008. While some construction activity resumed, Lurgi did not fully remobilize at the site or recommence significant completion work. The most recent construction schedule Lurgi delivered to the Company showed a substantial completion date of February 26, 2009. Management currently estimates that the facility will be substantially completed in the first quarter of 2009.
          The construction contract with Lurgi included guaranteed dates for the achievement of construction milestones related to completion of the Hereford Facility, and required Lurgi to pay liquidated damages to the Company if the milestones were not achieved by the guaranteed dates and for such time as the milestones were not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. The Company has withheld liquidated damages in the amount of $8.7 million from payments to Lurgi as of September 30, 2008. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million under the EPC Contract. On September 18, 2008, Panda Hereford made a draw upon an irrevocable standby letter of credit, in its full amount of $16.2 million. The letter of credit was issued to Panda Hereford to secure performance of certain obligations of Lurgi under the EPC Contract. The proceeds from the draw are comprised of liquidated damages accrued as a result of Lurgi’s failure to comply with schedule requirements under the EPC Contract, payments to unpaid subcontractors and vendors, and reimbursement of expenses incurred for tank foundation remediation work.
          In 2007, Lurgi notified the Company that it intended to make a claim for schedule relief under the force majeure provisions of the EPC contract for delays due to inclement weather, labor shortages and certain other factors. On August 25, 2008, Panda Hereford received a Demand for Arbitration from Lurgi (the “Demand”). Lurgi’s description of its claim is the following: “Contractor claims for delays and additional costs on construction project.” The Demand seeks damages of $29 million as well as attorneys fees, interest, arbitration costs and a time extension to complete construction of the Hereford Facility. Lurgi amended its claim on October 14, 2008, to request a declaration that Panda Hereford wrongfully terminated the EPC Contract and to recover the $16 million drawn upon an irrevocable standby letter of credit by Panda Hereford. On September 10, 2008, Panda Hereford filed an Answering Statement, in which it moved for a more definitive statement from Lurgi and generally denied Lurgi’s allegations. On October 21, 2008, Panda Hereford filed a counterclaim for damages of $13 million resulting from Lurgi’s failure to achieve substantial completion as required by the EPC Contract. Due to the inherent risk of litigation, the ultimate outcome of this arbitration is uncertain and unpredictable. However, Panda Hereford intends to vigorously defend itself against the allegations made in the Demand and to vigorously prosecute its counterclaim. Although the Company has withheld liquidated damages from payments to Lurgi as discussed above, the amount of such liquidated damages and the letter of credit proceeds discussed above will be reflected as liabilities on the consolidated balance sheet until the arbitration process has concluded. Lurgi and certain of its subcontractors have filed mechanics liens upon the Hereford Facility which are prohibited to exist under the covenants of the Senior Debt. The total amount of such liens is currently approximately $43 million, which consists of $29 million filed by Lurgi and $14 million filed by its subcontractors. Liens filed by the subcontractors resulted from Lurgi’s failure to pay amounts owed to them. The Company is contesting the liens filed by Lurgi through the litigation described above. Management is in process of determining its course of action with respect to the other liens.
          In October 2008, the Company, with Panda Energy and certain of its subsidiaries, filed a lawsuit against the current and former parent companies of Lurgi. See Note 9.
          On September 5, 2008, Panda Hereford obtained from the lenders a limited waiver of departures from certain certifications and requirements to permit a borrowing and disbursement of loan proceeds under the Senior Debt financing agreements. On September 30, 2008 and October 2, 2008, Panda Hereford obtained preliminary waivers in anticipation of an additional waiver which was executed on October 6, 2008 and which provides a limited waiver of departures from certain certifications and requirements to permit borrowings and disbursements of loan proceeds of up to $31.5 million under the Senior Debt financing agreements to allow for completion of construction and start-up of the Hereford Facility. See Notes 5 and 9 for further information concerning these waivers.
          The total cost of the Hereford Facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $269 million. However, such estimate is currently uncertain as a result of construction delays and uncertainty regarding the ultimate outcome of litigation and arbitration proceedings discussed above and in Note 9.
          Under the terms of the debt financing for the Hereford Facility (see Note 5), the assets related to the Hereford Facility are restricted for use in connection with the construction of that facility and are not available for general corporate purposes. Restricted net assets related to the Hereford Facility amounted to approximately $71 million and $68 million at December 31, 2007 and September 30, 2008, respectively.
          The Company previously had other ethanol projects under development. Projects to be located in Yuma County, Colorado; Haskell County, Kansas; Sherman County, Texas; and Muleshoe, Texas, have been announced. Due to current economic conditions, development activities on the other projects have been suspended. At December 31, 2007, the Company concluded that the development costs incurred to date were fully impaired, with the exception of the land acquired for the Yuma project. Accordingly, such development costs were charged to expense in 2007. The cost of land acquired for the Yuma project of $650,000 is presented under land in the consolidated balance sheet at December 31, 2007. In September 2008, the Company entered into a contract for sale of the Yuma land for $310,000, recognized a provision for impairment of $340,000 in the consolidated statement of operations and reclassified the land into land under contract for sale in the consolidated balance sheet. The sale closed in October 2008.
4. RELATED PARTY TRANSACTIONS
          Until October 1, 2006, the Company had no employees or offices. Prior to that date, its activities were conducted by Panda Energy employees in the offices of Panda Energy. Effective October 1, 2006, all of the Panda Energy employees dedicated to ethanol-related activities on a full-time basis became employees of the Company, and the Company began paying substantially all of its own overhead costs. Costs allocated from the former parent in the 2007 period include net charges of $13,000 and $152,000 for services provided under a transition services agreement, and $84,000 and $302,000 for office rent, for the three months and nine months, respectively, ended September 30, 2007. Costs allocated from the former parent in the 2008 period include charges of $397,000 and $1,282,000 under a new services agreement with Panda Energy as discussed below, credits of $46,000 and $107,000 for services provided by the Company to PEII, and $34,000 and $102,000 for office rent, for the three months and nine months, respectively, ended September 30, 2008. In the three months and nine months ended September 30 2007, Panda Energy made capital contributions to the Company of $268,000 and $541,000, respectively.
          On November 9, 2007, the Company executed a new services agreement with Panda Energy in connection with a new organizational plan. The agreement was effective as of September 1, 2007, the date on which several officers and employees returned to Panda Energy. Under the services agreement, Panda Energy is compensated for services provided to the Company by Panda Energy employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services are paid in common stock of the Company based on a calculation of the value weighted average price of the Company’s common stock for the last 10 trading days of each month. Stock for payment under the services agreement is issued quarterly. The Company’s liability to Panda Energy of $802,000 at December 31, 2007, for charges under the new services agreement for September through December 2007, was settled in January 2008 by issuance of 231,287 shares of the Company’s common stock to Panda Energy. Upon issuance of the Company’s common stock in payment of the liability, the liability to the former parent is extinguished and a capital contribution from the former parent is recorded. The charge for services rendered by Panda Energy under the services agreement for the first quarter of 2008 amounted to approximately $491,000, which was settled by issuance of 174,614 shares of the Company’s common stock to Panda Energy in April 2008. The charge for services rendered by Panda Energy under the services agreement for the second quarter of 2008 amounted to approximately $394,000, which was settled by issuance of 260,565 shares of the Company’s common stock to Panda Energy in August 2008. The charge for services rendered by Panda Energy under the services agreement for the third quarter of 2008 amounted to approximately $397,000, which will be settled by issuance of 2,384,016 shares of the Company’s common stock to Panda Energy in the fourth quarter of 2008. The amount for the third quarter of 2008 has been included in accounts payable to former parent in the accompanying balance sheet as of September 30, 2008. Under a registration rights agreement related to the services agreement, the Company is required to use its best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”) by March 31, 2009 with respect to the stock issued to Panda Energy. The stock issued to Panda Energy has not yet been registered. In the event that the Company fails to file a registration statement within the required timeframe, the Company will be required to pay to Panda Energy partial liquidated damages of 1% of the value of the stock issued to Panda Energy, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
          On November 9, 2007, the Company executed a loan agreement with Panda Energy under which Panda Energy committed to loan a maximum of $1 million to the Company. The Company borrowed $1 million under the agreement in February 2008. On July 29, 2008, the agreement was amended to increase the maximum loan amount to $1.7 million, and total borrowings of $0.6 million were drawn in the quarter ended September 30, 2008, leaving remaining available borrowing capacity of $0.1 million. Amounts borrowed under the loan agreement bore interest at an annual rate of LIBOR plus 7.5%. Under an agreement dated October 7, 2008, the outstanding principal and accrued interest on the loan were converted to 6,515,471 shares of the Company’s common stock, and the loan agreement was cancelled. See Note 9.
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
          As a result of the construction delays for the Hereford Facility as discussed in Note 3, the Company and the lenders amended the Senior Debt financing agreements on April 2, 2008, to extend the deadlines for substantial completion, completion and final acceptance of the Hereford Facility until September 30, 2008, November 15, 2008 and February 15, 2009, respectively. Additionally, among other things, the amendment requires the Company to

(a) maintain sufficient available funds to achieve completion of the Hereford Facility, including a minimum of $1 million to cover unanticipated construction contingencies, and (b) receive minimum insurance proceeds of $2 million by July 15, 2008 (subsequently extended to September 13, 2008) under claims related to the soil settling under certain tank foundations. The Company has not yet achieved substantial completion of the facility or received any insurance proceeds. In addition, Lurgi and certain of its subcontractors have filed mechanics liens upon the Hereford Facility which are prohibited to exist under the covenants of the Senior Debt. As a result, the Company is currently in default under the Senior Debt; however, as discussed below, on September 5, 2008 (and as further expanded on October 6, 2008 as discussed in Note 9) the Company obtained a limited waiver of certain events of default, including those discussed above. As discussed in Note 3, the Company has terminated the contractor and intends to manage completion of construction of the facility; however, there can be no assurance that the Company will achieve the required degree of completion of the facility within the waiver period, which expires at the latest on January 30, 2009 as discussed in Note 9. Additionally, management continues to diligently pursue the Company’s claims under its property insurance policy for the Hereford Facility for damages resulting from the soil settling issues and for related losses caused by the delay in commencement of operations at the Hereford Facility; however, there can be no assurance that the insurer will approve the claims or make a payment on such claims and, if a payment is made, that the payment will be adequate and timely to cure the existing default within the waiver period. Because the waiver period expires at the latest on January 30, 2009, and cross-default provisions would result in defaults under the other Hereford Facility debt obligations and the related interest rate swap, all of the Hereford Facility’s long-term debt and related obligations have been classified as current liabilities in the consolidated balance sheet as of September 30, 2008. In connection with the amendment, Panda Hereford paid a consent fee of $0.5 million to the consenting lenders in April 2008.
          As a condition to the amendment to the Senior Debt financing agreements executed on April 2, 2008, Panda Ethanol entered into a sponsor support agreement that obligates it to make capital contributions to the Hereford project subsidiary as necessary to maintain the $1 million minimum contingency obligation under the Senior Debt. Panda Ethanol will be obligated under the sponsor support agreement until the earlier of the date on which the Hereford Facility is completed and no default is occurring, or the date on which all obligations have been paid in full under the Senior Debt. Due to the delay in completion of the Hereford Facility, management is currently unable to determine whether Panda Ethanol will be required to make any capital contributions pursuant to the sponsor support agreement; however, there is no assurance that capital contributions will not be required, and in the event that they are required, that Panda Ethanol will have or be able to raise the funds necessary to make such contributions.
          On September 5, 2008, Panda Hereford entered into a waiver to the Senior Debt financing agreements with the lenders. The waiver provides a limited waiver of departures from certain certifications and requirements to permit a borrowing and disbursement of loan proceeds under the financing agreements. The waiver applied only to the specifically requested borrowing and construction draw. As previously disclosed, due to the construction delays and timing for completion of construction of the Hereford Facility, Panda Hereford could not provide the certifications required to request a borrowing under the financing agreement or withdrawal of funds from the construction account, including certifications that (i) no default has occurred and is continuing, (ii) it expects to achieve substantial completion by September 30, 2008, (iii) it expects to achieve final acceptance by February 15, 2009, and (iv) it believes it has sufficient funds necessary to achieve completion. Accordingly, Panda Hereford had not completed a draw request to pay for project expenses since May 30, 2008.
          Pursuant to the waiver, the lenders waived the requirements described above to allow (i) a borrowing of approximately $137,000 under the financing agreement and (ii) disbursement of approximately $3.8 million requested by Panda Hereford in a September 4, 2008 construction draw request, which request generally included two months of project expenses and a fee in the amount of $565,500 payable to the consenting lenders. In addition, under the terms of the waiver, Panda Hereford agreed:
•	to cooperate in good faith to reach an agreement regarding the restructuring of Panda Hereford’s obligations by September 30, 2008;

•	to provide or support the provision of certain protections for the lenders in the case of a bankruptcy event with respect to Panda Hereford; and

•	that the applicable margin under the financing agreement, which is an amount added to the base interest rate and the default interest rate, was increased by 50 basis points to 4.25%.

          On September 30, 2008 and October 2, 2008, Panda Hereford obtained preliminary waivers in anticipation of an additional waiver which was executed on October 6, 2008 and which provides a limited waiver of departures from certain certifications and requirements to permit borrowings and disbursements of loan proceeds of up to $31.5 million under the Senior Debt financing agreements to allow for completion of construction and start-up of the Hereford Facility. See Note 9 for further information.
          At December 31, 2007 and September 30, 2008, the Company had $63.1 million and $63.2 million, respectively, outstanding under the Senior Debt, which bore interest at a rate of 8.8% and 7.7%, respectively, per annum before impact of the interest rate swap agreement. The Company’s interest rate on the Senior Debt was effectively fixed at approximately 9.0% during construction via the interest rate swap agreement (increased to approximately 9.5% effective September 5, 2008, and further increased to approximately 11.0% effective October 6, 2008, pursuant to the waivers discussed above and in Note 9). At December 31, 2007 and September 30, 2008, the notional amount of the swap agreement was $70.1 million and $69.0 million, respectively. The term of the swap agreement runs through 2011. The fair value of the swap agreement at December 31, 2007 and September 30, 2008 was a liability of $2.1 million and $1.2 million, respectively, which is included in financial derivatives on the balance sheet. See Note 8 for further information concerning the valuation of the swap agreement. Due to the continuing construction delay and the related delay in borrowings under the Senior Debt, the notional amount of the interest rate swap continues to exceed the outstanding principal balance of the Senior Debt. Effective April 1, 2008, the Company de-designated the interest rate swap as a cash flow hedge of the interest payments on the Senior Debt for hedge accounting purposes. Accordingly, the balance in accumulated other comprehensive losses at that date of $3.8 million will be amortized to earnings in the future as the related interest payments are reflected in earnings. Effective April 1, 2008, changes in the fair value of the interest rate swap liability are reflected in earnings. In the first nine months of 2008, income from the decrease in fair value of the interest rate swap of $2.8 million is included in change in fair value of financial derivatives in the statement of operations.
          At December 31, 2007 and September 30, 2008, the Company had $30.0 million original principal amount outstanding under the Subordinated Debt (plus $5.6 million and $9.0 million, respectively, in accrued pay-in-kind interest which was added to the principal balance), which bore interest at a rate of 12% per annum. The unamortized discount related to the royalty interest amounted to $7.1 million and $6.3 million, resulting in a net carrying value of $28.5 million and $32.7 million for the Subordinated Debt at December 31, 2007 and September 30, 2008, respectively.
          The Subordinated Debt lender is entitled to a royalty of 8.5% of distributable cash flows, as defined. The royalty interest is considered to be an embedded derivative financial instrument. The fair value of the royalty interest at December 31, 2007 was estimated to be a liability of approximately $2.9 million, which is included in financial derivatives on the balance sheet. The fair value of the royalty interest at September 30, 2008 was estimated to be zero. The fair value decreased by $5.3 million and $1.9 million for the three months and nine months, respectively, ended September 30, 2007, and by zero and $2.9 million for the three months and nine months, respectively, ended September 30, 2008. Such decreases in fair value are recorded as income in the consolidated statements of operations. The estimated fair value of the royalty interest is impacted by expectations about future commodity prices, operating costs and operational levels for the Hereford Facility, and debt service requirements.
          At December 31, 2007 and September 30, 2008, the Company had $50.0 million outstanding under the Tax-Exempt Bonds, which bore interest at a rate of 3.5% and 8.5% per annum, respectively.
          The net amount of capitalized interest (including amortization of debt issuance costs) was approximately $3.8 million and $8.8 million for the three months and nine months, respectively, ended September 30, 2007, and $4.1 million and $11.9 million for the three months and nine months, respectively, ended September 30, 2008. The Company paid interest of $7.5 million and $5.6 million in the nine months ended September 30, 2007 and 2008, respectively.

6. PURCHASE AND SALES COMMITMENTS
          The Company has previously entered into purchase contracts to acquire certain quantities of corn in the future. However, due to the continued construction delay for the Hereford Facility, the Company cancelled its remaining purchase contracts during the third quarter of 2008. Accordingly, the Company had no open purchase contracts for corn at September 30, 2008. The Company realized gains of $0.2 million and $0.8 million from cancellation of corn purchase contracts in the three months and nine months, respectively, ended September 30, 2008.
          The Company has entered into agreements with two trucking firms to provide transportation of manure, ash and wet distiller’s grain for the Hereford Facility. Each of the agreements has a five-year term beginning in August 2006. Under the agreements, the Company will pay for the services on a per-load basis; however, the Company committed to pay for a specified minimum number of loads under each agreement commencing in the fourth quarter of 2007. At December 31, 2007 and September 30, 2008, the Company recorded a current liability of $2.5 million and $0.8 million, respectively, for the estimated minimum commitment in excess of projected transportation requirements until the Hereford Facility is operational. Effective March 1, 2008, the Company amended the agreement with one of the trucking firms to reduce the minimum commitment under that agreement to $190,000 per month until initial operations commence. Effective June 2, 2008, the Company amended the agreement with the other trucking firm to reduce the minimum commitment under that agreement to approximately $30,000 per month until commercial operations commence. The charges under the agreements include a variable component based on diesel fuel prices, and the base rates may also be adjusted periodically for general inflation. In the aggregate, the rates will increase by approximately 2% for each 10-cent increase in the price of diesel fuel over the base price. The aggregate estimated commitment under the agreements for 2008 through 2011 is $16.0 million, based on a diesel price of $3.93 per gallon at September 30, 2008.
          The Company has entered into sales contracts to provide certain quantities of wet distiller’s grains with solubles (“WDGS”) in the future. At September 30, 2008, the Company had sales contracts for 718,000 tons of WDGS in which the sales price will be determined based on the market price of corn at the earlier of (a) the shipment date or (b) the date at which the customer elects to set the price. The sales price has not been determined for any of the agreements, and the Company has not entered into any hedging transactions with respect to these sales commitments, as of September 30, 2008. The terms of the agreements range from one to two years from commencement of delivery. Under contracts for 389,000 tons of WDGS, the delivery commencement date will be determined by the Company; under contracts for the other 329,000 tons of WDGS, the delivery commencement date was contractually fixed at no later than January 1, 2008. As a result of the delays in completion of the Hereford Facility as discussed in Note 3, management determined that the Company would not be able to commence delivery by the required date and encouraged its customers to obtain alternate supplies during the construction delay period. Management believes that the customers have obtained alternate supplies; however, the Company remains obligated under the contracts if called upon by the customers. Based on current spot market prices at September 30, 2008, management estimates that the Company would incur a loss of $0.4 million in the event it was required to purchase alternate supplies to satisfy all applicable contractual requirements until the end of the contract periods. However, management currently believes that it is not probable that the Company will be called upon to satisfy the contractual requirements prior to the availability of sufficient production from the Hereford Facility.
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
          The Company recognized compensation expense of $0.2 million related to the options in the first nine months of 2008. Compensation expense of approximately $0.4 million attributable to future service has not yet been recognized, and is expected to be recognized over the remaining 1.25 years of the total service period.
          As a result of the option grant described above, there were a total of 470,000 potentially dilutive weighted-average shares from stock options outstanding as of September 30, 2008. The options were not considered in calculating diluted net loss per common share for the three months and nine months ended September 30, 2008, as their effect would be anti-dilutive.
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

          The Company currently has no financial assets measured at fair value on a recurring basis. The Company’s financial liabilities measured at fair value on a recurring basis include derivative financial instruments. Derivative financial instruments are valued using discounted cash flow techniques where applicable. These techniques incorporate Level 1 and Level 2 inputs such as interest rates and commodity basis prices. Significant inputs to the derivative valuations are observable in active markets and are classified as Level 2 in the hierarchy when applicable. The Company’s Level 2 liabilities previously consisted of the interest rate swap agreement related to the Senior Debt which is discussed in Note 5. However, the interest rate swap agreement was transferred to Level 3 in the third quarter of 2008 as discussed below.
          In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Financial derivative liabilities — current	$—	$—	$1,166	$1,166

          The Company’s Level 3 liabilities currently consist of the subordinated debt royalty interest and the interest rate swap agreement which are discussed in Note 5. This royalty interest is considered to be an embedded derivative financial instrument. Significant inputs to the valuation of this derivative include expectations regarding future commodity prices, operating costs and operational levels for the Hereford Facility, and debt service requirements. Based on these inputs, the estimated fair value of the royalty interest at September 30, 2008 is zero. The interest rate swap agreement was transferred to Level 3 in the third quarter of 2008. In addition to expectations regarding interest rates, the significant inputs to the valuation of the interest rate swap include consideration of the impact of Panda Hereford’s credit default risk. Based upon the uncertainty surrounding Panda Hereford’s ability to meet its obligations as discussed in Notes 1 and 5, a decrease of $1 million in the fair value of the swap agreement has been recognized in the financial statements in the third quarter of 2008, reducing its value from $2.2 million to $1.2 million. Due to the inherent uncertainty in assessment of credit default risk, this value is subject to significant uncertainty.
          The reconciliation of beginning and ending balances for financial derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 was as follows (in thousands):

Beginning balance	$2,873
Total gains or losses (realized/unrealized)
Included in earnings	(3,873)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	2,166

Ending balance	$1,166

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still existing at September 30, 2008 reported in change in fair value of financial derivatives	$3,873

9. SUBSEQUENT EVENTS
          On October 6, 2008, Panda Hereford entered into a waiver (the “Waiver”) to the Senior Debt financing agreements with the lenders. The Waiver provides a limited waiver of departures from certain certifications and requirements to permit borrowings and disbursements of loan proceeds of up to $31.5 million under the financing agreements to allow for completion of construction and start-up of the Hereford Facility. As previously disclosed, due to the construction delays at the Hereford Facility, Panda Hereford could not provide the certifications required to request a borrowing under the financing agreements or withdrawal of funds from the construction account, including certifications that (i) no default has occurred and is continuing, (ii) it expects to achieve substantial completion by September 30, 2008, (iii) it expects to achieve final acceptance by February 15, 2009, and (iv) it believes it has sufficient funds necessary to achieve completion.
          Pursuant to the Waiver, the lenders waived the requirements described above to allow borrowings and disbursements under the financing agreements and to waive certain events of default arising in connection with the construction delay. In addition, under the terms of the Waiver, Panda Hereford agreed, among other things:
•	to provide or support the provision of certain protections for the lenders in the case of a bankruptcy event with respect to Panda Hereford;

•	to submit, concurrently with each notice of borrowing and each construction draw request, a revised budget and, semimonthly, an updated timeline for completion of construction and start-up of activities;

•	that it will not pay management fees to the Company in excess of $400,000 in any calendar month, which management fees, when paid, have been $275,000 per month; and

•	that the applicable margin under the financing agreements, which is an amount added to the base interest rate and the default interest rate, was increased by 150 basis points to 5.75%.
Panda Hereford also paid a fee in the amount of $565,500 to the consenting lenders.
          The Waiver will be effective until the earliest to occur of (i) January 30, 2009, (ii) the interim completion date and satisfaction of the manure gasifier steam output guarantee, (iii) the date that an event of default, other than an event of default that has been waived, occurs or (iv) the date that is two business days following Panda Hereford’s receipt of notice that it has materially violated the terms of the Waiver.

          As a condition to obtaining the Waiver, on October 6, 2008, Panda Hereford entered into an Amendment and Additional Funding Agreement to Subordinated Debt Financing Agreement (the “Additional Funding Agreement”) with Balkan Ventures LLC (“Balkan”), the lender under the Subordinated Debt financing agreement which is discussed in Note 5 (the “Subordinated Financing Agreement”). Pursuant to the Additional Funding Agreement, Balkan consented to the Waiver, made an additional term loan to Panda Hereford in the principal amount of $2.5 million, and extended for an additional three-year term the royalty payable to Balkan equal to 8.5% of distributable cash flows as defined in the Subordinated Financing Agreement. All terms, conditions, rights, preferences and obligations contained in the Subordinated Financing Agreement apply to the additional loan amount, including the quarterly payment schedule and annual interest rate of 12%.
          As a condition to the Additional Funding Agreement, on October 7, 2008, the Company issued Balkan a Panda Ethanol, Inc. Common Stock Purchase Warrant (the “Balkan Warrant”) to purchase, at any time until October 7, 2013, up to 4,475,446 shares of common stock of the Company at an exercise price of $0.25 per share, subject to certain anti-dilution adjustments. In addition, the warrant holder has participation rights with respect to any issuance of common stock by the Company at less than fair market value.
          On October 6, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with PLC II, LLC (“PLC II”). PLC II is a wholly-owned subsidiary of Panda Energy, the Company’s founder and largest stockholder, which owned approximately 47% of the Company’s outstanding common stock at September 30, 2008. Pursuant to the Purchase Agreement, the Company agreed to sell to PLC II 25,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for cash consideration of $2.5 million. (The terms of the Series A Preferred Stock are discussed in the following paragraph.) As a condition to such equity investment, the Company also agreed to issue to PLC II a Panda Ethanol, Inc. Common Stock Purchase Warrant (the “PLC II Warrant”) to purchase, at any time until October 7, 2013, up to 5,967,262 shares of common stock of the Company at an exercise price of $0.25 per share, subject to certain anti-dilution adjustments. In addition, the warrant holder has participation rights with respect to any issuance of common stock by the Company at less than fair market value. Also pursuant to the Purchase Agreement, the outstanding principal and interest amount of $1,628,868 owed by the Company to Panda Energy pursuant to the Amended and Restated Loan Agreement, dated July 29, 2008, by and between the Company and Panda Energy (“the Panda Energy Loan Agreement”) was converted to 6,515,471 shares of the Company’s common stock, to be issued to PLC II. Upon such conversion, the Panda Energy Loan Agreement and the promissory note evidencing such borrowing was terminated and cancelled. The Purchase Agreement contained standard representations, warranties, covenants and conditions and closed on October 7, 2008.
          Effective as of October 7, 2008, the Company executed a Certificate of Designations for Series A Convertible Preferred Stock (the “Certificate”) creating and providing for the issue of the Series A Preferred Stock. The number of shares constituting the Series A Preferred Stock is 100,000. The holders of Series A Preferred Stock (the “Holders”) shall be entitled to cash dividends at the rate of 12% per annum, payable quarterly on the 30 th day of January, April, July and October, respectively, in each year, commencing January 30, 2009, except that if funds are not legally available for the payment of dividends, the Company may pay such dividends in additional shares of Series A Preferred Stock, in an amount of such shares equal to the quotient of dividends payable to such Holder divided by $100. The Series A Preferred Stock has a liquidation preference of $100 per share. The Series A Preferred Stock may be redeemed by the Company at any time at a redemption price of $125 per share plus all accrued and unpaid dividends with respect thereto, and must be redeemed by the Company on October 1, 2013 at a redemption price of $100 per share plus all accrued and unpaid dividends with respect thereto. The Holders have the right, at their option, to convert their shares of Series A Preferred Stock, taken at $100 per share for the purpose of conversion, into shares of common stock of the Company at an initial conversion price of $0.25 per share of common stock, which would result in issuance of 10,000,000 shares of common stock upon conversion of all of the 25,000 shares of Series A Preferred Stock currently outstanding and held by PLC II. The conversion price is subject to certain anti-dilution adjustments. In addition, the Holders have participation rights with respect to any issuance of common stock by the Company at less than fair market value. The Holders have no voting rights, except as to certain matters that could adversely affect their rights as Holders.

          On October 7, 2008, in connection with the issuance of the Balkan Warrant, the PLC II Warrant and the Purchase Agreement, the Company entered into a First Amendment to Registration Rights Agreement (the “Amendment”), by and among the Company, Panda Energy, Balkan and Panda Energy Management, LP, a wholly-owned subsidiary of Panda Energy and a party to that certain Registration Rights Agreement, dated as of November 9, 2007 (the “Registration Rights Agreement”). Pursuant to the Amendment, the Registration Rights Agreement was amended to provide the registration rights set forth in the Registration Rights Agreement to the shares acquired by Balkan and PLC II. The Registration Rights Agreement requires the Company to register for resale all covered shares before or on March 31, 2009. In the event that the Company fails to file a registration statement by this date, it will be required to pay to the stockholders that are parties to the agreement partial liquidated damages of 1% of the value of the shares covered under the Registration Rights Agreement when issued, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
          In accordance with the Purchase Agreement, on October 7, 2008, Panda Energy acquired beneficial ownership of more than 50% of the common stock of the Company. Prior to the closing of the transactions described above, Panda Energy beneficially owned 47% of the Company’s common stock. After closing of the transactions described above, Panda Energy now beneficially owns 69% of the Company’s common stock as calculated under the applicable regulations. This percentage is calculated based on 54,252,926 shares of common stock outstanding, which is the sum of 38,285,664 shares of common stock currently issued and outstanding after giving effect to the transactions described above, 10,000,000 shares of common stock which may be acquired upon conversion of the Series A Preferred Stock and 5,967,262 shares of common stock which may be acquired pursuant to the exercise of the PLC II Warrant.
          Panda Hereford, Panda Energy Management, LP, PLC II and Panda Energy, as plaintiffs (the “Plaintiffs”), filed a petition against GEA Group, AG (“GEA”), and Kurt Torster (“Torster”) on October 15, 2008 in the Deaf Smith County District Court, 222nd Judicial District. On October 22, 2008, the Plaintiffs filed an amended petition adding Air Liquide, S.A., American Air Liquide, Inc. and Factory Mutual Insurance Company (“Factory Mutual”) as defendants. The suit, Cause No. CI-08J-085, alleges fraud, negligence, breach of contract and breach of guaranty in connection with the construction of the Hereford Facility. Lurgi was previously owned by GEA, which issued a guaranty of Lurgi’s performance under the EPC Contract. Air Liquide, S.A. and American Air Liquide (together, “Air Liquide”) acquired Lurgi from GEA in 2007. Torster, the former chief executive officer of Lurgi, was also responsible for representing GEA in the negotiation of the contracts concerning the Hereford Facility. Factory Mutual issued a builder’s risk policy insuring the Hereford Facility. The complaint alleges: (i) fraud/negligent misrepresentation against GEA and Torster; (ii) breach of guaranty against GEA and Air Liquide; (iii) breach of contract against Factory Mutual; (iv) common law bad faith against Factory Mutual; (v) violations of the Texas Insurance Code against Factory Mutual; and (vi) attorneys’ fees against Factory Mutual. Plaintiffs seek to recover attorneys’ fees and punitive damages as permitted by law. Due to the inherent risk of litigation, the ultimate outcome of this lawsuit is uncertain and unpredictable. However, Panda Hereford intends to vigorously prosecute its claims.

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
          We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the “Risk Factors” section in this quarterly report on Form 10-Q, our quarterly report on Form 10-Q for the quarter ended June 30, 2008, our quarterly report on Form 10-Q for the quarter ended March 31, 2008 and our annual report on Form 10-K for the year ended December 31, 2007, including the following:
•	the time, cost and ability to complete construction of our Hereford facility;

•	our ability to draw additional funds under the Hereford senior credit facility;

•	issues arising in connection with the development and construction of our projects, including those related to permits, easements, site conditions, workmanship, process engineering and conflicts of interest;

•	the margin between ethanol and corn prices;

•	the projected growth or contraction of the ethanol market in which we will operate;

•	changes in or elimination of laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	the renewable fuel standard and other legislation mandating the usage of ethanol or other oxygenate additives; and

•	environmental laws and regulations applicable to our operations and the enforcement thereof;

•	fluctuations in the market price of ethanol and ethanol co-products;

•	our ability to obtain the necessary capital to finance our operations and initiatives;

•	availability and costs of raw materials, particularly corn;

•	our ability to generate free cash flow to invest in our business and service our indebtedness;

•	limitations, restrictions and conditions contained in the instruments and agreements governing our and our subsidiaries’ indebtedness, including those conditions related to maintenance of a minimum contingency obligation and receipt of insurance proceeds;

•	risks related to hedging decisions, including whether or not to enter into hedging arrangements and the possibility of financial losses related to hedging arrangements;

•	risks related to defects in material, workmanship or design which may cause delays in the commencement of operations or failure to meet the design performance criteria of our Hereford facility; and

•	risks related to diverting management’s attention from ongoing business operations.
Overview
          The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2007 and 2008, and for the period from inception (November 1, 2004) through September 30, 2008, and the related notes included in this quarterly report on Form 10-Q. Such unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007.
          We are in the development stage and were formed to develop, own and operate ethanol production plants and other related assets. Through our wholly-owned subsidiary, Panda Hereford Ethanol, L.P., or Panda Hereford, we began construction of our manure-fueled ethanol facility, designed to produce up to 115 million gallons of denatured ethanol per year, in Hereford, Texas, in August 2006. Construction of the Hereford facility is approximately 98% complete.
          We are managing our other projects to limit additional development activities and costs while maintaining an ability to proceed with development activities when market conditions improve; however, we are not seeking financing for other projects at this time.
          From the date of our inception (November 1, 2004) through September 30, 2008, we incurred an accumulated net loss of $41.3 million. We believe we will continue to incur losses, primarily related to general and administrative expenses and interest expense on debt, at least until commercial operations commence at the Hereford facility.
Recent Events
Termination of EPC Contract
          Until September 18, 2008, construction of the Hereford facility was being conducted pursuant to a fixed-price, turnkey contract with Lurgi, Inc., or Lurgi. Our engineering, procurement and construction contract, or EPC Contract, with Lurgi provided for a substantial completion date of December 2007; however, completion of construction was significantly delayed primarily as a result of defective foundation work and Lurgi’s decision to suspend work to investigate a health and safety concern. In 2007, Lurgi notified us that due to claims of adverse weather and labor shortages substantial completion would not occur until the first quarter of 2008. On January 10, 2008, Lurgi notified us that it was further behind in the construction schedule and indicated a substantial completion date in the second quarter of 2008. Subsequently, preliminary field testing in January 2008 revealed a soil settling problem around the foundation of certain tanks at the Hereford facility. On March 20, 2008, Lurgi finalized a remediation plan and commenced the corrective action necessary to reinforce the soil beneath the affected tanks and bins and to replace the structural backfill inside the concrete ringwall foundations that support certain tanks at the Hereford facility. The cost to perform the remediation activities is the responsibility of Lurgi in accordance with the EPC Contract. The overall remediation plan was expected to be completed, and substantial completion of construction achieved, in the third quarter of 2008. However, on June 12, 2008, Lurgi notified us that some of its employees had tested positive for antibodies associated with an illness known as “Q Fever” and it was therefore directing its employees and subcontractors to vacate the construction site until such time that Lurgi determined it was safe to resume work.
          On July 17, 2008, Lurgi notified us that it had initiated a plan to gradually remobilize work at the Hereford facility and delivered an updated construction schedule including a substantial completion date of December 15, 2008. While some construction activity resumed, Lurgi did not fully remobilize at the site or recommence significant completion work. The last construction schedule Lurgi delivered to the Company showed a substantial completion date of February of 26, 2009.
          On September 18, 2008, we notified Lurgi of our decision to terminate the EPC Contract for cause, effective immediately, due to Lurgi’s defaults, including the following:
•	failure to complete the Hereford facility within 180 days of the guaranteed substantial completion date of December 16, 2007 set forth in the EPC Contract;

•	failure to perform its obligations in a manner sufficient and adequate to successfully achieve completion of the Hereford facility in compliance with the terms of the EPC Contract; and

•	failure to pay scheduled liquidated damages due to Panda Hereford.
          Also on September 18, 2008, Panda Hereford made a draw upon an irrevocable standby letter of credit, in its full amount of $16,219,377. The letter of credit was issued to Panda Hereford to secure performance of certain obligations of Lurgi under the EPC Contract. The proceeds from the draw are comprised of liquidated damages accrued as a result of Lurgi’s failure to comply with schedule requirements under the EPC Contract, payments to unpaid subcontractors and vendors, and reimbursement of expenses incurred for tank foundation remediation work.
          The Company is managing completion of construction at the Hereford facility. We currently estimate that the facility will be substantially completed in the first quarter of 2009. We will continue to incur significant expenses during the delay of startup of the Hereford facility primarily related to general and administrative expenses and interest expense on our project debt.
Financing Transactions
          Due to the construction delays at the Hereford facility, Panda Hereford previously disclosed that it could not provide the certifications required to request a borrowing under the senior credit facility or withdrawal of funds from the construction account, including certifications that (i) no default has occurred and is continuing, (ii) it expects to achieve substantial completion by September 30, 2008, (iii) it expects to achieve final acceptance by February 15, 2009, and (iv) it believes it has sufficient funds necessary to achieve completion.
          On September 5, 2008, Panda Hereford received a limited waiver of departures from the certifications and requirements described above to allow a borrowing of approximately $137,000 and disbursement of approximately $3.8 million under the senior credit facility, which disbursement generally included two months of project expenses (except that only one month of certain management fees payable to the Company were included) and a fee in the amount of $565,500 payable to the consenting lenders. In addition, under the terms of the waiver, Panda Hereford agreed:
•	to cooperate in good faith to reach an agreement regarding the restructuring of Panda Hereford’s obligations by September 30, 2008;

•	to provide or support the provision of certain protections for the lenders in the case of a bankruptcy event with respect to Panda Hereford; and

•	that the applicable margin under the financing agreements, which is an amount added to the base interest rate and the default interest rate, was increased by 50 basis points to 4.25%.
          On October 6, 2008, Panda Hereford entered into another waiver (the “Waiver”) to the senior debt financing agreements with the lenders. The Waiver provides a limited waiver of departures from the certifications and requirements to permit borrowings and disbursements of loan proceeds of up to $31.5 million under the financing agreements to allow for completion of construction and start-up of the Hereford facility.
          Pursuant to the Waiver, the lenders waived the requirements described above to allow borrowings and disbursements under the senior debt financing agreements and to waive certain events of default arising in connection with the construction delay. In addition, under the terms of the Waiver, Panda Hereford agreed, among other things:
•	to provide or support the provision of certain protections for the lenders in the case of a bankruptcy event with respect to Panda Hereford;

•	to submit, concurrently with each notice of borrowing and each construction draw request, a revised budget and, semimonthly, an updated timeline for completion of construction and start-up of activities;

•	that it will not pay management fees to Panda Ethanol in excess of $400,000 in any calendar month, which management fees, when paid, have been $275,000 per month; and

•	that the applicable margin under the financing agreements, which is an amount added to the base interest rate and the default interest rate, was increased by 150 basis points to 5.75%.
Panda Hereford also paid a fee in the amount of $565,500 to the consenting lenders.
          The Waiver will be effective until the earliest to occur of (i) January 30, 2009, (ii) the interim completion date and satisfaction of the manure gasifier steam output guarantee, (iii) the date that an event of default, other than an event of default that has been waived, occurs and (iv) the date that is two business days following Panda Hereford’s receipt of notice that it has materially violated the terms of the Waiver.
          As a condition to obtaining the Waiver, on October 6, 2008, Panda Hereford entered into an Amendment and Additional Funding Agreement to Subordinated Debt Financing Agreement (the “Additional Funding Agreement”) with Balkan Ventures LLC, or Balkan. Pursuant to the Additional Funding Agreement, Balkan consented to the Waiver, made an additional term loan to Panda Hereford in the principal amount of $2.5 million, and extended for an additional three-year term the royalty payable to Balkan equal to 8.5% of distributable cash flows as defined in the subordinated debt financing agreement. All terms, conditions, rights, preferences and obligations contained in the subordinated debt financing agreement apply to the additional loan amount, including the quarterly payment schedule and annual interest rate of 12%.
          As a condition to the Additional Funding Agreement, on October 7, 2008, the Company issued Balkan a Panda Ethanol, Inc. Common Stock Purchase Warrant (the “Balkan Warrant”) to purchase, at any time until October 7, 2013, up to 4,475,446 shares of common stock of the Company at an exercise price of $0.25 per share, subject to certain anti-dilution adjustments. In addition, the warrant holder has participation rights with respect to any issuance of common stock by the Company at less than fair market value.
          In addition, on October 6, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with PLC II, LLC (“PLC II”). PLC II is a wholly-owned subsidiary of Panda Energy International, Inc., or Panda Energy, the Company’s founder and largest stockholder, which at the time owned approximately 47% of the Company’s outstanding common stock. Pursuant to the Purchase Agreement, the Company agreed to sell to PLC II 25,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for cash consideration of $2.5 million. As a condition to such equity investment, the Company also agreed to issue to PLC II a Panda Ethanol, Inc. Common Stock Purchase Warrant (the “PLC II Warrant”) to purchase, at any time until October 7, 2013, up to 5,967,262 shares of common stock of the Company at an exercise price of $0.25 per share, subject to certain anti-dilution adjustments. In addition, the warrant holder has participation rights with respect to any issuance of common stock by the Company at less than fair market value. Also pursuant to the Purchase Agreement, the outstanding principal and interest amount of $1,628,868 owed by the Company to Panda Energy pursuant to the Amended and Restated Loan Agreement, dated July 29, 2008, by and between the Company and Panda Energy (“the Panda Energy Loan Agreement”) was converted to 6,515,471 shares of the Company’s common stock, to be issued to PLC II. Upon such conversion, the Panda Energy Loan Agreement and the promissory note evidencing such borrowing was terminated and cancelled. The Purchase Agreement contained standard representations, warranties, covenants and conditions and closed on October 7, 2008.
          In connection with the issuance of the Balkan Warrant, the PLC II Warrant and the Purchase Agreement, on October 7, 2008, the Company entered into a First Amendment to Registration Rights Agreement (the “Amendment”), by and among the Company, Panda Energy, Balkan and Panda Energy Management, LP, a wholly-owned subsidiary of Panda Energy and a party to that certain Registration Rights Agreement, dated as of November 9, 2007 (the “Registration Rights Agreement”). Pursuant to the Amendment, the Registration Rights Agreement was amended to provide the registration rights set forth in the Registration Rights Agreement to the shares acquired by Balkan and PLC II. The Registration Rights Agreement requires the Company to register for resale all covered shares before or on March 31, 2009. In the event that the Company fails to file a registration statement by this date, it will be required to pay to the stockholders that are parties to the agreement partial liquidated damages of 1% of the value of the shares covered under the Registration Rights Agreement when issued, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
Summary of Critical Accounting Policies and Estimates
          This discussion and analysis of financial condition and results of operations is based on the financial statements of Panda Ethanol, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007, and Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q, contain summaries of our significant accounting policies, many of which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include allocation of expenses from the parent (discussed below), estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources (primarily development costs), and valuation of investments available for sale and financial derivatives. The valuation of financial derivatives is based upon discounted estimated future payments under these derivative instruments, which in turn are based upon forward market data obtained from independent sources. These derivatives have been discounted for risk of credit default. Additional discussion of estimates affecting the valuation of financial derivatives is contained under “—Results of Operations” below and in the notes to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.
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
          Effective October 1, 2006, all of the Panda Energy employees dedicated to ethanol-related activities on a full-time basis became employees of Panda Ethanol, and we began paying substantially all of our own overhead costs. Under a transition services agreement, employees of both Panda Ethanol and Panda Energy continued to provide services on a limited basis to each other until the transition services agreement expired in June 2007. Effective September 1, 2007, in connection with a new organizational plan, five executive officers and a number of additional development and administrative employees left Panda Ethanol and transitioned to Panda Energy. See “—Liquidity and Capital Resources” below for information concerning the organizational plan and the related services agreement.
Results of Operations
For the three months ended September 30, 2007 as compared to the three months ended September 30, 2008
          We are in the development stage and had no operating revenues for the three months ended September 30, 2007 and 2008. Our activities consist solely of developing and constructing ethanol production facilities.
          Development and administrative expenses allocated from the former parent amounted to $0.4 million for the three months ended September 30, 2007 and 2008.
          Other development and administrative expenses increased from $3.9 million during the three months ended September 30, 2007 to $4.0 million during the three months ended September 30, 2008. The slight increase was primarily attributable to inflation.
          The provision for impairment of land and development projects decreased from $2.8 million for the three months ended September 30, 2007 to $0.3 million for the three months ended September 30, 2008. The provision in the 2008 period reflected additional impairment beyond the provision recorded in the 2007 period.
          Interest income decreased from $1.0 million for the three months ended September 30, 2007 to $0.1 million for the three months ended September 30, 2008, reflecting lower cash balances available for investment in the 2008 period. Interest expense decreased from $0.2 million for the three months ended September 30, 2007 to $0.1 million for the three months ended September 30, 2008, reflecting higher capitalized interest in the 2008 period due to the higher cumulative construction cost of the Hereford facility. Depreciation and amortization of debt issuance costs collectively amounted to $0.1 million in the three months ended September 30, 2007 and 2008. A provision for impairment of investments available for sale in the amount of $0.2 million was recognized during the three months ended September 30, 2007; no such provision was required in the same period during 2008. A gain on settlement of forward contracts in the amount of $0.2 million was recognized during the three months ended September 30, 2008; no such transactions occurred in the same period during 2007. The change in fair value of financial derivatives resulted in income of $5.3 million for the three months ended September 30, 2007, compared to income of $1.2 million for the three months ended September 30, 2008. The change in fair value of financial derivatives resulted primarily from changes in expectations about future commodity prices and risk of credit default.
For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2008
          We are in the development stage and had no operating revenues for the nine months ended September 30, 2007 and 2008. Our activities consist solely of developing and constructing ethanol production facilities.

          Development and administrative expenses allocated from the former parent increased from $0.7 million for the nine months ended September 30, 2007 to $1.3 million for the nine months ended September 30, 2008. The increase was primarily caused by the change in our administrative structure as discussed above under “—Allocation of Expenses from the Former Parent.”
          Other development and administrative expenses decreased from $13.4 million during the nine months ended September 30, 2007 to $10.0 million during the nine months ended September 30, 2008. The decrease was primarily attributable to higher expenses in the 2007 period which were nonrecurring in the 2008 period. The nonrecurring expenses in the 2007 period consisted primarily of $1.3 million of costs related to a withdrawn financing transaction related to the Yuma project and $0.8 million of costs for the cancellation of a Yuma construction related contract. Additionally, the decrease was caused by a reduction in salary and overhead expenses attributable to our new organizational plan, which was effective September 1, 2007, as discussed below under “—Liquidity and Capital Resources,” and a decreased level of development and administrative activity during the nine months ended September 30, 2008, which was partially offset by increased salary expenses related to employment of an operations staff at the Hereford facility and other costs.
          The provision for impairment of land and development projects decreased from $2.8 million for the nine months ended September 30, 2007 to $0.3 million for the nine months ended September 30, 2008. The provision in the 2008 period reflected additional impairment beyond the provision recorded in the 2007 period.
          Interest income decreased from $4.2 million for the nine months ended September 30, 2007 to $0.5 million for the nine months ended September 30, 2008, reflecting lower cash balances available for investment in the 2008 period. Interest expense decreased from $2.5 million for the nine months ended September 30, 2007 to $0.2 million for the nine months ended September 30, 2008, reflecting higher capitalized interest in the 2008 period due to the higher cumulative construction cost of the Hereford facility. Depreciation and amortization of debt issuance costs collectively amounted to $0.3 million in the nine months ended September 30, 2007 and 2008. A provision for impairment of investments available for sale in the amount of $0.2 million was recognized during the nine months ended September 30, 2007. No such provision was required in the same period during 2008. A gain on settlement of forward contracts in the amount of $0.8 million was recognized during the nine months ended September 30, 2008. No such transactions occurred in the same period during 2007. The change in fair value of financial derivatives resulted in income of $1.9 million for the nine months ended September 30, 2007, compared to income of $5.1 million for the nine months ended September 30, 2008. The change in fair value of financial derivatives resulted primarily from changes in expectations about future commodity prices and risk of credit default, and additionally in the 2008 period from market value adjustments related to certain commodity positions resulting from the Hereford facility construction delays and the de-designation of an interest rate swap as a cash flow hedge for accounting purposes.
Liquidity and Capital Resources
          We are in the development stage and do not expect to operate at a profit before our first ethanol plant is completely constructed and operational. As a result of the construction delays discussed above, we currently estimate that our first ethanol plant, the Hereford facility, will be substantially complete in the first quarter of 2009. Management believes that the existing financing for the Hereford facility will be adequate to complete construction and start-up of the facility, however, upon completion of the facility and expiration of the Waiver described under “—Recent Events—”Financing Transactions,” Panda Hereford may be in default under the senior debt financing agreements and the subordinated debt financing agreements, and, depending on market conditions and commodity prices, may need additional financing in order to operate the Hereford facility continuously.
          On July 28, 2006, Panda Hereford closed three debt financing transactions, the proceeds of which are being used to finance the construction of the Hereford facility and provide certain working capital for the project. The debt transactions include a $158.1 million senior secured credit facility, or senior debt, a $30.0 million subordinated secured credit facility, or subordinated debt, and $50.0 million of tax-exempt bonds. The senior debt includes a letter of credit facility which supports the tax-exempt bonds; accordingly, the total borrowing capacity under the three debt transactions is $188.1 million. The debt financing transactions are more fully discussed in Note 5 to the audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007. Additional information as of September 30, 2008 is provided in Note 5 to the unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q.
          We had cash of $1.1 million, restricted cash of $37.5 million and total current liabilities of $18.1 million at December 31, 2007, and cash of $0.3 million, restricted cash of $28.5 million and total current liabilities of $188.6 million at September 30, 2008. Panda Hereford’s long-term debt and related obligations have been classified as current liabilities at September 30, 2008 due to the defaults described below. The restricted cash was restricted for use in connection with the construction of the Hereford facility. As a result of the construction delay resulting from defective foundation work discussed under “—Recent Events—Termination of EPC Contract” above, Panda Hereford and its lenders amended the senior credit facility on April 2, 2008, to, among other things, extend the deadline for substantial completion of the Hereford facility until September 30, 2008 and require Panda Hereford to receive insurance proceeds of at least $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations. Panda Hereford has not yet achieved substantial completion of the facility or received any insurance proceeds. In addition, Lurgi and certain of its subcontractors have filed mechanics liens upon the Hereford facility which are prohibited to exist under the covenants of the senior credit facility. As a result, Panda Hereford is currently in default under the senior credit facility; however, pursuant to the Waiver discussed under “—Recent Events—Financing Transactions” above, the Company has obtained a limited waiver of certain events of default, including those described above. There can be no assurance that the Company will be able to cure the existing defaults within the waiver period. Because the waiver period expires at the latest on January 30, 2009, and cross-default provisions would result in defaults under Panda Hereford’s subordinated credit facility and an interest rate swap agreement, all of Panda Hereford’s long-term debt and related obligations have been classified as current liabilities in the consolidated balance sheet as of September 30, 2008.
          Our Hereford facility commenced construction in August 2006. The Hereford facility is designed and engineered and was originally being constructed by Lurgi. On September 18, 2008, we notified Lurgi of our decision to terminate the EPC Contract for cause, effective immediately, due to Lurgi’s defaults as discussed under “—Recent Events—Termination of EPC Contract.” The total commitment under the contract with Lurgi was approximately $162 million. Energy Products of Idaho, Inc., or EPI, agreed to design and supply the biomass handling and conversion equipment for the Hereford facility. The total commitment under the contract with EPI is approximately $26 million. The total estimated cost of the Hereford facility, including interest during construction, initial inventories, working capital and debt service reserves, has been estimated at approximately $269 million. However, such estimate is currently uncertain as a result of the construction delays and uncertainty regarding the ultimate outcome of litigation and arbitration proceedings discussed under “Item 1—Legal Proceedings.”
          The EPC Contract included guaranteed dates for the achievement of construction milestones related to completion of our Hereford facility, and required Lurgi to pay us liquidated damages if the milestones were not achieved by the guaranteed dates and for such time as the milestones were not achieved, subject to certain maximum amounts. Each of the guaranteed completion dates occurred in the fourth quarter of 2007. We have withheld liquidated damages in the amount of $8.7 million from payments to Lurgi as of September 30, 2008. The aggregate recoverable amount of these liquidated damages is limited to approximately $13.3 million under the EPC Contract. On September 18, 2008, Panda Hereford made a draw upon an irrevocable standby letter of credit, in its full amount of $16.2 million. The letter of credit was issued to Panda Hereford to secure performance of certain obligations of Lurgi under the EPC Contract. The proceeds from the draw are comprised of liquidated damages accrued as a result of Lurgi’s failure to comply with schedule requirements under the EPC Contract, payments to unpaid subcontractors and vendors, and reimbursement of expenses incurred for tank foundation remediation work.
          On October 6, 2008, Panda Hereford entered into the Waiver with its lenders described under “—Recent Events—Financing Transactions,” which provides a limited waiver of departures from certain certifications and requirements to permit borrowings and disbursements of loan proceeds of up to $31.5 million under the senior financing agreements to allow for completion of construction and start-up of the Hereford facility. As a condition to obtaining the Waiver, on October 6, 2008, Panda Hereford obtained an additional term loan of $2.5 million under an amendment and additional funding agreement to the subordinated debt financing agreement. Additionally, on October 7, 2008, the Company closed a transaction in which Panda Energy purchased 25,000 shares of the Company’s Series A Convertible Preferred Stock for $2.5 million.
          On July 29, 2008, we amended our loan agreement with Panda Energy to increase the maximum amount of the loan commitment from $1.0 million to $1.7 million, and we borrowed $0.6 million during the three months ended September 30, 2008. We previously borrowed $1.0 million under the loan agreement on February 20, 2008. Amounts borrowed under the loan agreement bore interest at an annual rate of LIBOR plus 7.5%. On October 7, 2008, the outstanding principal and accrued interest on the loan were converted to 6,515,471 shares of the Company’s common stock, and the loan agreement was cancelled.
          On August 9, 2007, our Board of Directors approved a new organizational plan designed to reduce costs and enable us to focus on the construction and subsequent operation of the Hereford facility. As a part of the new organizational plan, five executive officers and a number of additional development and administrative employees left Panda Ethanol and joined Panda Energy effective September 1, 2007. Other than administrative costs associated with the new organizational plan, there are no costs (including severance or retention payments) associated with the departures of these officers and employees or the organizational plan in general. Under a services agreement executed on November 9, 2007 and retroactive to September 1, 2007, these departing officers and employees are available to provide services to us on an as-needed basis. Under the services agreement, Panda Energy is compensated for services provided to us by Panda Energy employees at a rate of 2.5 times the allocated salary cost of each such employee. Any such charges incurred for labor-related services are paid in our common stock based on a calculation of the value weighted average price of our common stock for the last 10 trading days of each month. Stock for payment under the services agreement is issued quarterly, beginning in January 2008 for services rendered from September 1, 2007 through December 31, 2007. In April 2008, we issued 174,614 shares of our common stock to Panda Energy to pay for approximately $0.5 million of services rendered under the services agreement for the three months ended March 31, 2008. The charge for services rendered by Panda Energy under the services agreement for the three months ended June 30, 2008 amounted to approximately $0.4 million, which was paid by issuance of 260,565 shares of our common stock to Panda Energy in August 2008. The charge for services rendered by Panda Energy under the services agreement for the third quarter of 2008 amounted to approximately $0.4 million, which will be settled by issuance of 2,384,016 shares of the Company’s common stock to Panda Energy in the fourth quarter of 2008. Issuance of our stock to Panda Energy under the services agreement will result in dilution of the interests of our other stockholders. Under a registration rights agreement related to the services agreement, we are required to use our best efforts to file a registration statement with the Securities and Exchange Commission by March 31, 2009 with respect to the stock issued to Panda Energy. In the event that we fail to file a registration statement within the required timeframe, we will be required to pay to Panda Energy partial liquidated damages of 1% of the value of the stock issued to Panda Energy under the services agreement, with an additional 1% on each monthly anniversary of March 31, 2009, subject to certain limitations.
          Management of the Company believes that the borrowings and payments described above will be sufficient to complete construction and start-up of the Hereford facility. However, upon expiration of the Waiver, Panda Hereford may be in default under the senior debt financing agreements and the subordinated debt financing agreements, and, depending on market conditions and commodity prices, may need additional financing in order to operate the Hereford facility continuously. There can be no assurance that Panda Hereford will be able to obtain a waiver to request future borrowings and disbursements under the senior debt financing agreements. Although management of the Company will work to amend or restructure the terms of all or part of the existing debt or to secure additional financing, no assurance can be given that any such amendment, restructuring or transaction may be consummated or that the Company will be able to obtain sufficient funds to satisfy the requirements of ongoing operations. Management currently anticipates that the Company will need to obtain additional working capital; however, due to the uncertainty as to the Company’s ability to amend or restructure the terms of its existing debt upon expiration of the Waiver, management is currently unable to predict the Company’s anticipated working capital needs for the next 12 months. Additionally, even if management is successful in amending or restructuring the terms of the existing debt, the Company’s ability to meet its future debt service obligations will be highly dependent on the relative prices of ethanol and corn, which are subject to uncertainty and may fluctuate significantly. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company is unable to amend or restructure the terms of the existing debt, to obtain needed additional working capital or to satisfy the Company’s debt service obligations on an ongoing basis.
          We continue to manage our other ethanol projects, but will limit the development activities and costs on such other ethanol projects, at least until the ethanol markets improve and/or the Hereford facility begins to make cash distributions to us sufficient to cover our working capital needs. Accordingly, the timing, costs and likelihood of ultimate completion of our other announced projects are not known at this time. Due to current economic conditions, development activities on the other development projects have been suspended, and in October 2008 we sold the land which had been the site of the Yuma project.
Contractual Commitments
          There have been no material changes as of September 30, 2008 to our contractual commitments as disclosed in our annual report on Form 10-K for the year ended December 31, 2007, other than in the normal course of business.
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
          Our management, together with our disclosure committee, evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting
          There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          On August 25, 2008, Panda Hereford received a Demand for Arbitration from Lurgi (the “Demand”). Lurgi’s description of its claim is the following: “Contractor claims for delays and additional costs on construction project.” The Demand seeks damages of $29 million as well as attorneys fees, interest, arbitration costs and a time extension to complete construction of the Hereford facility. Lurgi amended its claim on October 14, 2008, to request a declaration that Panda Hereford wrongfully terminated the EPC Contract and to recover the $16 million drawn upon an irrevocable standby letter of credit by Panda Hereford. On September 10, 2008, Panda Hereford filed an Answering Statement, in which it moved for a more definitive statement from Lurgi and generally denied Lurgi’s allegations. On October 21, 2008, Panda Hereford submitted a counterclaim for damages of $13 million resulting from Lurgi’s failure to achieve substantial completion as required by the EPC Contract. Due to the inherent risk of litigation, the ultimate outcome of this arbitration is uncertain and unpredictable. However, Panda Hereford intends to vigorously defend itself against the allegations made in the Demand and to vigorously prosecute its counterclaim.
          Panda Hereford, Panda Energy Management, LP, PLC II and Panda Energy, as plaintiffs (the “Plaintiffs”), filed a petition against GEA Group, AG (“GEA”), and Kurt Torster (“Torster”) on October 15, 2008 in the Deaf Smith County District Court, 222nd Judicial District. On October 22, 2008, the Plaintiffs filed an amended petition adding Air Liquide, S.A., American Air Liquide, Inc. and Factory Mutual Insurance Company (“Factory Mutual”) as defendants. The suit, Cause No. CI-08J-085, alleges fraud, negligence, breach of contract and breach of guaranty in connection with the construction of the Hereford facility. Lurgi was previously owned by GEA, which issued a guaranty of Lurgi’s performance under the EPC Contract. Air Liquide, S.A. and American Air Liquide (together, “Air Liquide”) acquired Lurgi from GEA in 2007. Torster, the former chief executive officer of Lurgi, was also responsible for representing GEA in the negotiation of the contracts concerning the Hereford facility. Factory Mutual issued a builder’s risk policy insuring the Hereford facility. The complaint alleges: (i) fraud/negligent misrepresentation against GEA and Torster; (ii) breach of guaranty against GEA and Air Liquide; (iii) breach of contract against Factory Mutual; (iv) common law bad faith against Factory Mutual; (v) violations of the Texas Insurance Code against Factory Mutual; and (vi) attorneys’ fees against Factory Mutual. Plaintiffs seek to recover attorneys’ fees and punitive damages as permitted by law. Due to the inherent risk of litigation, the ultimate outcome of this lawsuit is uncertain and unpredictable. However, Panda Hereford intends to vigorously prosecute its claims.
Item 1A. Risk Factors
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
          The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for certain issuers.
          Management believes that the existing financing for the Hereford facility will be adequate to complete construction and start-up of the facility, however, upon completion of the facility and expiration of the Waiver described under “Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Recent Events—Financing Transactions,” Panda Hereford may need additional financing in order to operate the Hereford facility continuously. In addition, management currently anticipates that the Company will need to obtain additional working capital.
          Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to obtain the financing described above, or our access to capital required generally to operate our business. Our results of operations, financial condition, and cash flows could be materially adversely affected by disruptions in the financial markets. Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On August 6, 2008, we issued 260,565 shares of common stock to Panda Energy as payment for general administrative services provided to the Company from April 1, 2008 through June 30, 2008 pursuant to a services agreement. The charge for services provided by Panda Energy under the services agreement for this period was approximately $0.4 million. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving any public offering.
          On August 6, 2008, we issued an aggregate of 20,651 shares of common stock to our directors as partial compensation for director retainer fees in the amount of $23,250 applicable to the third quarter of 2008. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving any public offering.
Item 3. Defaults Upon Senior Securities
          On July 28, 2006, Panda Hereford entered into a senior secured credit facility. On April 2, 2008, Panda Hereford and its lenders amended the senior credit facility to, among other things, extend the deadline for substantial completion of the Hereford facility until September 30, 2008 and require Panda Hereford to receive insurance proceeds of at least $2 million by July 15, 2008 for claims related to the soil settling under certain tank foundations. Panda Hereford has not yet achieved substantial completion of the facility or received any insurance proceeds. In addition, Lurgi and certain of its subcontractors have filed mechanics liens upon the Hereford facility which are prohibited to exist under the covenants of the senior credit facility. As a result, Panda Hereford is currently in default under the senior credit facility; however, the Company has obtained a limited waiver of certain events of default, including those described above. There can be no assurance that the Company will be able to cure the existing defaults within the waiver period that expires at the latest on January 30, 2009. If the defaults are not cured, the senior credit facility lenders will have the right to declare the outstanding borrowings under the senior credit facility to be immediately due and payable and to exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the loans, which consists of substantially all of the assets of the Hereford facility. Such uncured default would also result in cross defaults under the subordinated credit facility and an interest rate swap agreement.
Item 6. Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

Exhibit
Number	Description

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.3	Certificate of Designations of Series A Convertible Preferred Stock, dated as of October 7, 2008, filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 10, 2008, and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Certificate of Designations of Series A Convertible Preferred Stock, dated as of October 7, 2008, filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 10, 2008, and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.6	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.7	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

4.8	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

4.9	First Amendment to Registration Rights Agreement, dated as of October 7, 2008, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the holders signatory thereto, filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on October 10, 2008 and incorporated by reference herein.

10.1	Waiver to Depositary and Disbursement Agreement, dated as of September 5, 2008, by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders signatory thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 11, 2008 and incorporated by reference herein

31.1	Certification of Principal Executive Officer.

Exhibit
Number	Description

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANDA ETHANOL, INC.
Date: November 14, 2008	/s/ NATASHA RAY
Natasha Ray, Chief Financial Officer and Treasurer
(Principal financial officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 18, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

2.2	First Amendment to Agreement and Plan of Merger dated June 7, 2006, by and among Cirracor, Panda Ethanol, Inc., and Grove Panda Investments, LLC, filed as Exhibit 2.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

3.3	Certificate of Designations of Series A Convertible Preferred Stock, dated as of October 7, 2008, filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 10, 2008, and incorporated by reference herein.

4.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.2	Amended and Restated Bylaws of Panda Ethanol, Inc., filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.3	Certificate of Designations of Series A Convertible Preferred Stock, dated as of October 7, 2008, filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 10, 2008, and incorporated by reference herein.

4.4	Registration Rights Agreement, dated as of June 7, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the purchasers named therein, filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.5	Registration Rights Agreement, dated as of November 6, 2006, by and among Panda Ethanol, Inc. and Grove Panda Investments, LLC, filed as Exhibit 4.4 to our Current Report on Form 8-K, filed on November 13, 2006 and incorporated by reference herein.

4.6	First Amendment to Registration Rights Agreement as of November 13, 2006, among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory therein, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on November 17, 2006 and incorporated by reference herein.

4.7	Registration Rights Agreement, dated as of December 1, 2006, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the several purchasers signatory thereto, filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on December 4, 2006 and incorporated by reference herein.

4.8	Registration Rights Agreement, dated as of November 9, 2007, by and between Panda Ethanol, Inc. and Panda Energy International, Inc., filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on November 15, 2007 and incorporated by reference herein.

Exhibit
Number	Description

4.9	First Amendment to Registration Rights Agreement, dated as of October 7, 2008, by and among Panda Ethanol, Inc., Panda Energy International, Inc. and the holders signatory thereto, filed as Exhibit 10.6 to our Current Report on Form 8-K, filed on October 10, 2008 and incorporated by reference herein.

10.1	Waiver to Depositary and Disbursement Agreement, dated as of September 5, 2008, by and among Panda Hereford Ethanol, L.P., Société Générale and the lenders signatory thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 11, 2008 and incorporated by reference herein

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.